Form 10-Q
period 2026-06-30
BOEING CO
filed 2026-07-28
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
As of July 21, 2026, there were 790,370,020 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2026

Part I. Financial Information
Item 1. Financial Statements

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Sales of products	$40,364	$35,269	$21,366	$19,122
Sales of services	6,413	6,976	3,194	3,627
Total revenues	46,777	42,245	24,560	22,749

Cost of products	(36,518)	(31,785)	(19,487)	(17,406)
Cost of services	(5,299)	(5,608)	(2,659)	(2,908)
Total costs and expenses	(41,817)	(37,393)	(22,146)	(20,314)
	4,960	4,852	2,414	2,435
Income from operating investments, net	14	28	24	25
General and administrative expense	(2,625)	(2,905)	(1,428)	(1,793)
Research and development expense, net	(1,824)	(1,754)	(921)	(910)
Gain on dispositions, net	79	64	67	67
Earnings/(loss) from operations	604	285	156	(176)
Other income, net	273	648	79	325
Interest and debt expense	(1,216)	(1,418)	(600)	(710)
Loss before income taxes	(339)	(485)	(365)	(561)
Income tax expense	(96)	(158)	(63)	(51)
Net loss	(435)	(643)	(428)	(612)
Less: Net earnings/(loss) attributable to noncontrolling interest	13	5	16	(1)
Net loss attributable to Boeing shareholders	(448)	(648)	(444)	(611)
Less: Mandatory convertible preferred stock dividends accumulated during the period	172	172	86	86
Net loss attributable to Boeing common shareholders	($620)	($820)	($530)	($697)

Basic loss per share	($0.79)	($1.09)	($0.67)	($0.92)

Diluted loss per share	($0.79)	($1.09)	($0.67)	($0.92)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Net loss	($435)	($643)	($428)	($612)
Other comprehensive income, net of tax:
Currency translation adjustments	(28)	108	35	62
Unrealized loss on certain investments, net of tax of $0, $0, $0 and $0	(1)
Derivative instruments:
Unrealized gain arising during period, net of tax of ($1), ($59), ($7) and ($39)	16	206	24	138
Reclassification adjustment for (gains)/losses included in net loss, net of tax of $5, ($8), $1 and ($3)	(9)	28	(3)	10
Total unrealized gain on derivative instruments, net of tax	7	234	21	148
Defined benefit pension plans and other postretirement benefits:
Net actuarial gain/(loss) arising during the period, net of tax of ($2), $0, $0 and $0	9	(2)		(2)
Amortization of actuarial loss included in net periodic benefit cost, net of tax of ($52), ($17), ($27) and ($20)	188	65	93	22
Amortization of prior service credits included in net periodic benefit cost, net of tax of $8, $8, $4 and $9	(30)	(29)	(15)	(9)
Total defined benefit pension plans and other postretirement benefits, net of tax	167	34	78	11
Other comprehensive income, net of tax	145	376	134	221
Comprehensive loss	(290)	(267)	(294)	(391)
Less: Comprehensive income/(loss) related to noncontrolling interest	13	5	16	(1)
Comprehensive loss attributable to Boeing Shareholders	($303)	($272)	($310)	($390)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	June 30 2026	December 31 2025
Assets
Cash and cash equivalents	$7,239	$10,921
Short-term and other investments	12,783	18,479
Accounts receivable, net	3,515	2,921
Unbilled receivables, net	9,660	9,158
Inventories	88,388	84,679
Other current assets, net	3,045	2,301
Total current assets	124,630	128,459
Financing receivables and operating lease equipment, net	365	241
Property, plant and equipment, net of accumulated depreciation of $24,318 and $23,613	16,321	15,361
Goodwill	17,554	17,275
Acquired intangible assets, net	1,531	1,567
Deferred income taxes	152	107
Investments	1,117	1,048
Other assets, net of accumulated amortization of $1,138 and $1,014	4,200	4,177
Total assets	$165,870	$168,235
Liabilities and equity
Accounts payable	$14,346	$13,109
Accrued liabilities	26,593	27,141
Advances and progress billings	64,059	59,404
Short-term debt and current portion of long-term debt	4,565	8,461
Total current liabilities	109,563	108,115
Deferred income taxes	260	216
Accrued retiree health care	2,027	2,091
Accrued pension plan liability, net	4,108	4,287
Other long-term liabilities	2,462	2,432
Long-term debt	41,335	45,637
Total liabilities	159,755	162,778
Shareholders’ equity:
Mandatory convertible preferred stock, 6.00% Series A, par value $1.00 – 20,000,000 shares authorized; 5,750,000 shares issued; aggregate liquidation preference $5,750	6	6
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	21,949	21,441
Treasury stock, at cost – 222,468,625 and 227,562,887 shares	(27,416)	(28,029)
Retained earnings	16,632	17,252
Accumulated other comprehensive loss	(10,132)	(10,277)
Total shareholders' equity	6,100	5,454
Noncontrolling interests	15	3
Total equity	6,115	5,457
Total liabilities and equity	$165,870	$168,235
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Six months ended June 30
	2026	2025
Cash flows – operating activities:
Net loss	($435)	($643)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Non-cash items –
Share-based plans expense	264	254
Treasury shares issued for 401(k) contributions	855	793
Depreciation and amortization	1,169	926
Investment/asset impairment charges, net	18	30
Gain on dispositions, net	(79)	(64)
Other charges and credits, net	149	162
Changes in assets and liabilities –
Accounts receivable	(553)	(683)
Unbilled receivables	(504)	(908)
Advances and progress billings	4,660	(616)
Inventories	(3,859)	(374)
Other current assets	(642)	265
Accounts payable	1,381	(46)
Accrued liabilities	(1,070)	(248)
Income taxes receivable, payable and deferred	(20)	(3)
Other long-term liabilities	(92)	(212)
Pension and other postretirement plans	(55)	(292)
Financing receivables and operating lease equipment, net	(137)	185
Other	135	85
Net cash provided/(used) by operating activities	1,185	(1,389)
Cash flows – investing activities:
Payments to acquire property, plant and equipment	(2,008)	(1,101)
Proceeds from disposals of property, plant and equipment	3	4
Proceeds from dispositions		35
Contributions to investments	(19,444)	(21,581)
Proceeds from investments	25,090	18,847
Supplier notes receivable	(11)	(150)
Other	(1)
Net cash provided/(used) by investing activities	3,629	(3,946)
Cash flows – financing activities:
New borrowings	35	98
Debt repayments	(8,376)	(677)
Employee taxes on certain share-based payment arrangements	(32)	(18)
Dividends paid on mandatory convertible preferred stock	(172)	(158)
Other	32	30
Net cash used by financing activities	(8,513)	(725)
Effect of exchange rate changes on cash and cash equivalents	2	34
Net decrease in cash & cash equivalents, including restricted	(3,697)	(6,026)
Cash & cash equivalents, including restricted, at beginning of year	11,663	13,822
Cash & cash equivalents, including restricted, at end of period	7,966	7,796
Less restricted cash & cash equivalents, included in Investments	727	709
Cash and cash equivalents at end of period	$7,239	$7,087
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the six months ended June 30, 2026 and 2025
(Unaudited)

	Boeing shareholders
(Dollars in millions)	Mandatory convertible preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at January 1, 2025	$6	$5,061	$18,964	($32,386)	$15,362	($10,915)	($6)	($3,914)
Net (loss)/earnings					(648)		5	(643)
Other comprehensive income, net of tax of ($76)						376		376
Share-based compensation			254					254
Treasury shares issued for other share-based plans, net			(228)	238				10
Treasury shares issued for 401(k) contributions			248	545				793
Cash dividends declared on Mandatory convertible preferred stock					(172)			(172)
Balance at June 30, 2025	$6	$5,061	$19,238	($31,603)	$14,542	($10,539)	($1)	($3,296)

Balance at January 1, 2026	$6	$5,061	$21,441	($28,029)	$17,252	($10,277)	$3	$5,457
Net (loss)/earnings					(448)		13	(435)
Other comprehensive income, net of tax of ($42)						145		145
Share-based compensation			264					264
Treasury shares issued for other share-based plans, net			(141)	143				2
Treasury shares issued for 401(k) contributions			385	470				855
Cash dividends declared on Mandatory convertible preferred stock					(172)			(172)
Other changes in noncontrolling interests							(1)	(1)
Balance at June 30, 2026	$6	$5,061	$21,949	($27,416)	$16,632	($10,132)	$15	$6,115
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended June 30, 2026 and 2025
(Unaudited)

	Boeing shareholders
(Dollars in millions)	Mandatory convertible preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at April 1, 2025	$6	$5,061	$19,008	($31,879)	$15,239	($10,760)		($3,325)
Net loss					(611)		($1)	(612)
Other comprehensive income, net of tax of ($53)						221		221
Share-based compensation			119					119
Treasury shares issued for other share-based plans, net			(14)	26				12
Treasury shares issued for 401(k) contributions			125	250				375
Cash dividends declared on Mandatory convertible preferred stock					(86)			(86)
Balance at June 30, 2025	$6	$5,061	$19,238	($31,603)	$14,542	($10,539)	($1)	($3,296)

Balance at April 1, 2026	$6	$5,061	$21,671	($27,647)	$17,162	($10,266)		$5,987
Net (loss)/earnings					(444)		$16	(428)
Other comprehensive income, net of tax of ($29)						134		134
Share-based compensation			103					103
Treasury shares issued for other share-based plans, net			1	16				17
Treasury shares issued for 401(k) contributions			174	215				389
Cash dividends declared on Mandatory convertible preferred stock					(86)			(86)
Other changes in noncontrolling interests							(1)	(1)
Balance at June 30, 2026	$6	$5,061	$21,949	($27,416)	$16,632	($10,132)	$15	$6,115
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Revenues:
Commercial Airplanes	$20,954	$19,021	$11,751	$10,874
Defense, Space & Security	15,082	12,915	7,483	6,617
Global Services	10,714	10,344	5,344	5,281
Unallocated items, eliminations and other	27	(35)	(18)	(23)
Total revenues	$46,777	$42,245	$24,560	$22,749
Earnings/(loss) from operations:
Commercial Airplanes	($885)	($1,094)	($322)	($557)
Defense, Space & Security	218	265	(15)	110
Global Services	1,939	1,992	968	1,049
Segment operating earnings	1,272	1,163	631	602
Unallocated items, eliminations and other	(978)	(1,397)	(630)	(1,035)
FAS/CAS service cost adjustment	310	519	155	257
Earnings/(loss) from operations	604	285	156	(176)
Other income, net	273	648	79	325
Interest and debt expense	(1,216)	(1,418)	(600)	(710)
Loss before income taxes	(339)	(485)	(365)	(561)
Income tax expense	(96)	(158)	(63)	(51)
Net loss	(435)	(643)	(428)	(612)
Less: Net earnings/(loss) attributable to noncontrolling interest	13	5	16	(1)
Net loss attributable to Boeing shareholders	(448)	(648)	(444)	(611)
Less: Mandatory convertible preferred stock dividends accumulated during the period	172	172	86	86
Net loss attributable to Boeing common shareholders	($620)	($820)	($530)	($697)
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 19 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share amounts or as otherwise stated)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2026, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2025 Annual Report on Form 10-K.
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
Goodwill
We performed our annual goodwill impairment test as of April 1, 2026, using a qualitative assessment. We determined the fair value of each of our reporting units substantially exceeded their respective carrying values. Our Military Aircraft reporting unit within our Defense, Space & Security (BDS) segment had goodwill of $1,295 and a negative carrying value at June 30, 2026.
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

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Decrease to Revenue	($120)	($306)	($142)	($166)
(Decrease) to Earnings/Increase to (loss) from operations	($381)	($338)	($350)	($187)
Increase to Diluted loss per share	($0.57)	($0.49)	($0.52)	($0.27)

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
Total consideration for the Spirit Acquisition was $8,389 comprised of the following:

Boeing common stock exchanged for Spirit common stock (1)	$4,704
Settlement of loans, advances and other payments to Spirit	2,589
Debt repaid on Spirit’s behalf	948
Premium on assumed Spirit Exchangeable Notes	109
Exchange of Spirit share-based awards (1)	39
Fair value of total consideration	$8,389
(1)     Fair value of consideration reflects the price per share of Boeing common stock on the acquisition date.
The preliminary allocation of the purchase price was as follows:

Description	As of December 31, 2025	As of June 30, 2026
Cash and cash equivalents	$281	$281
Accounts receivable	339	396
Unbilled receivables	126	128
Inventories	1,438	1,408
Property, plant and equipment	2,419	2,447
Goodwill	9,997	10,278
Acquired intangible assets	109	173
Other assets	116	121
Accounts payable	(953)	(963)
Accrued liabilities	(1,784)	(2,202)
Advances and progress billings	(97)	(92)
Short-term debt and current portion of long-term debt	(329)	(329)
Other long-term liabilities	(178)	(140)
Long-term debt	(3,279)	(3,279)
Other	166	162
Total net assets acquired	$8,371	$8,389
The amounts recorded for acquired assets and assumed liabilities are preliminary and are based on the information available as of the reporting date. The primary areas that remain preliminary relate to the fair values of goodwill, off-market contract liabilities and certain other accrued liabilities. The Company will continue to adjust the provisional estimates as additional information becomes available and final valuation and analyses are completed. Provisional goodwill of $10,278 associated with the Spirit Acquisition was provisionally assigned to our Commercial Airplanes (BCA) segment as we expect the majority of synergies from the Spirit Acquisition to relate to the commercial airplane segment. The acquired intangible assets include customer relationships of $109 which have a weighted-average useful life of five years and in-process research and development of $64. Accrued liabilities includes $1,520 for the fair value of off-market customer contracts measured as the present value of the amount by which the terms of the contract deviated from the terms that a market participant could have achieved. Future estimated revenues from the amortization of off-market contract liabilities is as follows:

	2026	2027	2028	2029	2030
Estimated revenue	$64	$154	$162	$150	$146
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

The elements used in the computation of Basic and Diluted loss per share were as follows:

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Net loss attributable to Boeing shareholders	($448)	($648)	($444)	($611)
Less: Mandatory convertible preferred stock dividends accumulated during the period	172	172	86	86
Less: earnings available to participating securities
Net loss available to common shareholders	($620)	($820)	($530)	($697)
Basic
Basic weighted average shares outstanding	789.4	755.2	790.8	756.8
Less: participating securities (1)	0.2	0.2	0.2	0.2
Basic weighted average common shares outstanding	789.2	755.0	790.6	756.6
Diluted
Diluted weighted average shares outstanding	789.4	755.2	790.8	756.8
Less: participating securities (1)	0.2	0.2	0.2	0.2
Diluted weighted average common shares outstanding	789.2	755.0	790.6	756.6
Net loss per share:
Basic	($0.79)	($1.09)	($0.67)	($0.92)
Diluted	(0.79)	(1.09)	(0.67)	(0.92)
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

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Performance restricted stock units	0.2	0.6	0.2	0.5
Restricted stock units	0.4	0.3
Stock options	0.7	0.9	0.7	0.8
In addition, potential common shares of 36.9 million and 36.8 million for the six months ended June 30, 2026 and 2025 and 36.7 million and 36.9 million for the three months ended June 30, 2026 and 2025 were excluded from the computation of Diluted loss per share, because the effect would have been antidilutive as a result of incurring a net loss available to common shareholders in those periods.
Note 4 – Income Taxes
We computed our 2026 interim tax provision using an estimated annual effective tax rate of (18.2)%. Our 2026 estimated annual effective tax rate is primarily driven by taxes on non-U.S. operations. Our effective tax rates were (28.3)% and (32.6)% for the six months ended June 30, 2026 and 2025. The effective tax rates for the three months ended June 30, 2026 and 2025 were (17.3)% and (9.1)%.
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
We are subject to examination in U.S. federal, state and international jurisdictions in which we operate. While U.S. federal income tax audits have been settled for all years prior to 2021, tax years 2010-2024 remain subject to audit in numerous jurisdictions. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Note 5 – Allowances for Losses on Financial Assets
The changes in allowances for expected credit losses for the six months ended June 30, 2026 and 2025, consisted of the following:

	Accounts receivable	Unbilled receivables	Other current assets	Financing receivables	Other assets	Total
Balance at January 1, 2025	($92)	($38)	($47)	($7)	($199)	($383)
Changes in estimates	(4)	(5)	(9)	3	(44)	(59)
Write-offs	7		1			8
Recoveries	1					1
Other	11					11
Balance at June 30, 2025	($77)	($43)	($55)	($4)	($243)	($422)

Balance at January 1, 2026	($76)	($42)	($43)	$0	($111)	($272)
Changes in estimates	(9)	10			(14)	(13)
Write-offs	3		1		6	10
Recoveries					1	1
Balance at June 30, 2026	($82)	($32)	($42)	$0	($118)	($274)
Note 6 – Inventories
Inventories consisted of the following:

	June 30 2026	December 31 2025
Commercial aircraft programs	$74,375	$70,785
Long-term contracts in progress	642	720
Capitalized precontract costs (1)	1,222	1,411
Commercial spare parts, used aircraft, general stock materials and other	12,149	11,763
Total	$88,388	$84,679
(1)Capitalized precontract costs at June 30, 2026 and December 31, 2025, included amounts related to Commercial Crew, T-7A Red Hawk Production Options and KC-46A Tanker. See Note 10.
Commercial Aircraft Programs
At June 30, 2026 and December 31, 2025, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $13,081 and $11,777 and unamortized tooling and other non-recurring costs of $723 and $750. At June 30, 2026, $13,773 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $31 are expected to be recovered from units included in the program accounting quantity that represent expected future orders.

At June 30, 2026 and December 31, 2025, commercial aircraft programs inventory included the following amounts related to the 777X program: $6,366 and $4,313 of work in process (including deferred production costs of $1,659 and $651) and $2,048 and $1,816 of unamortized tooling and other non-recurring costs.
At June 30, 2026 and December 31, 2025, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $14,428 and $13,859, supplier advances of $918 and $932, and unamortized tooling and other non-recurring costs of $1,316 and $1,366. At June 30, 2026, $13,596 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $2,148 are expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $6,584 and $6,412 at June 30, 2026 and December 31, 2025.
Note 7 – Contracts with Customers
Unbilled receivables increased from $9,158 at December 31, 2025, to $9,660 at June 30, 2026, primarily driven by revenue recognized in excess of billings at BDS and BGS.
Advances and progress billings increased from $59,404 at December 31, 2025, to $64,059 at June 30, 2026, primarily driven by advances on orders received at BCA and progress billings at BDS.
Revenues recognized during the six months ended June 30, 2026 and 2025, from amounts recorded as Advances and progress billings at the beginning of each year were $10,362 and $11,177. Revenues recognized during the three months ended June 30, 2026 and 2025, from amounts recorded as Advances and progress billings at the beginning of each year were $5,307 and $5,689.
Note 8 – Financing Receivables and Operating Lease Equipment
Our financing arrangements at June 30, 2026, consist of operating leases and notes that range in terms from one to twelve years and may include options to terminate. At June 30, 2026 and December 31, 2025, notes were $25 and $0. At June 30, 2026 and December 31, 2025, Operating lease equipment, net, was $340 and $241, and included accumulated depreciation of $69 and $60. Certain operating leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price.
The majority of our operating lease equipment portfolio is concentrated in the following aircraft models:

	June 30 2026	December 31 2025
777 Aircraft	$164	$170
737 Aircraft	$145	$45
Lease income from operating lease payments recorded in Sales of services on the Condensed Consolidated Statements of Operations was $25 and $13 for the six and three months ended June 30, 2026, and $23 and $11 for the six and three months ended June 30, 2025. We have no lease income from sales-type leases in 2026 and amounts in 2025 were insignificant. All financing interest income and variable lease payments on our financing arrangements for the six and three months ended June 30, 2026 and 2025, were insignificant.
At June 30, 2026 and December 31, 2025, no assets were determined to be uncollectible and placed on non-accrual status, and we have not recognized an allowance for credit losses.

Note 9 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	June 30 2026	December 31 2025
Time deposits (1)	$11,530	$17,230
Equity method investments - United Launch Alliance	585	556
Equity method investments - Other (2)	486	441
Restricted cash & cash equivalents (1)(3)	727	742
Available-for-sale debt investments (1)	542	524
Equity and other investments	30	34
Total	$13,900	$19,527
(1)Primarily included in Short-term and other investments on our Condensed Consolidated Statements of Financial Position.
(2)Dividends received were $5 and $5 during the six and three months ended June 30, 2026 and $10 and $8 for the same periods in 2025.
(3)At June 30, 2026, and December 31, 2025, Restricted cash & cash equivalents included $689 placed in escrow pursuant to the May 2025 non-prosecution agreement with the U.S. Department of Justice. See Note 18 for additional discussion.
Contributions to investments and Proceeds from investments on our Condensed Consolidated Statements of Cash Flows primarily relate to time deposits and available-for-sale debt investments. Cash used for the purchase of time deposits during the six months ended June 30, 2026 and 2025, was $19,090 and $21,245. Cash proceeds from the maturities of time deposits during the six months ended June 30, 2026 and 2025, were $24,790 and $18,540.
Allowance for losses on available-for-sale debt investments is assessed quarterly. These instruments are considered investment grade, and we have not recognized an allowance for credit losses as of June 30, 2026. The fair value of available-for-sale debt investments approximates amortized cost.
We have a 50 percent membership interest in United Launch Alliance (ULA) with Lockheed Martin Corporation (Lockheed) holding the other 50 percent interest. During the first quarter of 2026, ULA’s Vulcan rocket experienced a launch anomaly that has paused additional Vulcan launches pending completion of root cause analysis and corrective actions. The Vulcan launch suspension is negatively affecting ULA's financial condition and results of operations, and in May 2026, we and Lockheed each agreed to guarantee $500 of certain ULA credit facilities maturing on July 30, 2027. We and Lockheed expect to provide additional financial support and could incur losses if ULA is unable to resume Vulcan launches consistent with ULA’s assumptions. See Note 11.

Note 10 – Liabilities, Commitments and Contingencies
737 MAX Customer Concessions and Other Considerations
The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during the six months ended June 30, 2026 and 2025.

	2026	2025
Beginning balance – January 1	$383	$641
Reductions for payments made	(19)	(64)
Reductions for concessions and other in-kind considerations		(66)
Changes in estimates	(80)	(5)
Ending balance – June 30	$284	$506
At June 30, 2026, the remaining liability is expected to be liquidated by lower payments from customers upon delivery.
Environmental
The following table summarizes changes in environmental remediation liabilities during the six months ended June 30, 2026 and 2025.

	2026	2025
Beginning balance – January 1	$877	$834
Reductions for payments made, net of recoveries	(43)	(35)
Changes in estimates	137	49
Ending balance – June 30	$971	$848
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur costs that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At June 30, 2026, and December 31, 2025, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,115 and $1,171.
Product Warranties
The following table summarizes changes in product warranty liabilities recorded during the six months ended June 30, 2026 and 2025.

	2026	2025
Beginning balance – January 1	$2,797	$2,133
Additions for current year deliveries	129	82
Reductions for payments made	(174)	(174)
Changes in estimates	521	298
Ending balance – June 30	$3,273	$2,339

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
Trade-in commitment agreements at June 30, 2026, have expiration dates from 2026 through 2033. At June 30, 2026, and December 31, 2025, total contractual trade-in commitments were $1,130 and $1,267. As of June 30, 2026, and December 31, 2025, we estimated it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $54 and $67 and the fair value of the related trade-in aircraft was $52 and $61.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $16,836 and $15,229 as of June 30, 2026 and December 31, 2025. The estimated earliest potential funding dates for these commitments as of June 30, 2026 are as follows:

Total
July through December 2026	$1,186
2027	3,679
2028	2,808
2029	2,227
2030	949
Thereafter	5,987
Total	$16,836
As of June 30, 2026, $11,698 of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Other Financial Commitments
We have financial commitments to make additional capital contributions totaling $278 to certain joint ventures over the next 12 years.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts and security agreements. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,479 and $3,295 as of June 30, 2026 and December 31, 2025.
Supply Chain Financing Programs
The Company has supply chain financing programs in place under which participating suppliers may elect to obtain payment from an intermediary. The Company confirms the validity of invoices from participating suppliers and agrees to pay the intermediary an amount based on invoice totals. The majority of amounts payable under these programs are due within 30 to 90 days. At June 30, 2026, and December 31, 2025,

Accounts payable included $2,003 and $1,994 payable to suppliers who have elected to participate in these programs. We do not believe that future changes in the availability of supply chain financing would have a significant impact on our liquidity.
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
VC-25B Presidential Aircraft
The Company’s firm fixed-price contract for the Engineering and Manufacturing Development (EMD) effort on the U.S. Air Force's (USAF) VC-25B Presidential Aircraft, commonly known as Air Force One, is a $4 billion program to develop and modify two 747-8 commercial aircraft. During 2025, we increased the reach-forward loss on the contract by $60. The increased reach-forward loss in 2025 was due to increases in supplier costs. During the three months ended June 30, 2026, we increased the reach-forward loss by $280 due to higher estimated costs required to complete structural and wiring installation and to satisfy air worthiness certification requirements. We expect finalization of the contract terms to reset the schedule and adjust the requirements in the third quarter of 2026. Risk remains that we may record additional losses in future periods.
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture, and deliver four next-generation aerial refueling tankers as well as priced options for 13 annual production lots totaling 179 aircraft. Since 2016, the USAF has authorized 12 low-rate initial production (LRIP) lots for a total of 169 aircraft. The EMD contract and authorized LRIP lots total approximately $33 billion as of June 30, 2026. The KC-46A Tanker is a derivative of the 767 commercial airplane program with the majority of the manufacturing costs being incurred in the 767 factory and the remaining costs being incurred in the military finishing and delivery centers. During 2025, we increased the reach-forward loss on the KC-46A Tanker program by $714. The additional reach-forward loss during 2025 was primarily driven by higher estimated manufacturing and engineering costs for production support. As of June 30, 2026, we had approximately $86 of capitalized precontract costs and $194 of potential termination liabilities to suppliers related to future production lots. Risk remains that we may record additional losses in future periods.
MQ-25
In the third quarter of 2018, we were awarded the MQ-25 EMD contract by the U.S. Navy. The contract is a fixed-price contract that now includes development and delivery of seven aircraft and test articles at a contract price of $890. In connection with winning the competition, we recognized a reach-forward loss of $291 in the third quarter of 2018. We have recognized additional losses in subsequent periods. During the three months ended June 30, 2026, MQ-25 completed its first flight and the U.S. Navy approved

Milestone C. We expect an LRIP contract later in 2026. Flight test and assembly of the remaining EMD aircraft is continuing. Risk remains that we may record additional losses in future periods.
T-7A Red Hawk EMD Contract & Production Options
In 2018, we were awarded the T-7A Red Hawk program. The EMD portion of the contract was a $860 fixed-price contract and included five aircraft and seven simulators. We have delivered the five EMD aircraft and the flight testing is ongoing. In June 2025, the customer ordered four production representative test vehicles. The production portion of the contract includes 10 production lots for 342 T-7A Red Hawk aircraft and related services that we believe are probable of being exercised. During the three months ended June 30, 2026, the USAF approved Milestone C and authorized the first LRIP lot for a total of 14 aircraft. We recorded a reach-forward loss of $400 when the contract was awarded in 2018. We have recognized additional losses in subsequent periods. At June 30, 2026, we had approximately $267 of capitalized precontract costs and $865 of potential termination liabilities to suppliers related to certain long-lead items for future production lots. Risk remains that we may record additional losses in future periods.
Commercial Crew
In 2014, the National Aeronautics and Space Administration (NASA) contracted us to design and build the CST-100 Starliner spacecraft to transport crews to the International Space Station (ISS). We have recorded reach-forward losses on this program. The first Crewed Flight Test launched on June 5, 2024, and docked with the ISS. Its return to Earth was delayed to allow time to perform further testing of propulsion system anomalies and returned to Earth uncrewed in September 2024.
We had expected to launch an uncrewed mission followed by a crewed mission during 2026. Based on recent discussions with NASA, we now expect to complete an uncrewed mission no earlier than the fourth quarter of 2026. We and NASA are currently in discussions regarding timing and requirements for follow-on missions and the outcome of those discussions is uncertain. Mission schedule and requirements for future missions remain critical assumptions and will be informed by the ongoing discussions with NASA. At June 30, 2026, we had approximately $558 of capitalized precontract costs and $19 of potential termination liabilities to suppliers related to unauthorized future missions. Risk remains that we may record additional losses in future periods.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	June 30 2026	December 31 2025	June 30 2026	December 31 2025	June 30 2026	December 31 2025
Contingent repurchase commitments	$163	$186	$163	$186
Credit guarantees	522	15			$34	$14
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
In May 2026, we and Lockheed each agreed to guarantee $500 of certain ULA credit facilities. See Note 9.
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
Note 12 – Debt
In connection with our acquisition of Spirit, we assumed Spirit's debt, including the following notes issued by Spirit AeroSystems, Inc.: $300 of 3.850% Senior Notes which matured in the second quarter of 2026 (the Spirit 2026 Notes) and $700 of 4.600% Senior Notes due 2028 (the Spirit 2028 Notes, and together with the Spirit 2026 Notes, the Spirit Senior Notes). The Boeing Company guaranteed the obligations of Spirit AeroSystems, Inc. with respect to the Spirit Senior Notes, and as a result, each of The Boeing Company and Spirit fully and unconditionally guarantee the Spirit Senior Notes on a senior unsecured basis. The guarantees rank equally in right of payment with all of Boeing’s existing and future senior unsecured indebtedness.

Note 13 – Postretirement Plans
The components of net periodic benefit cost/(income) were as follows:

	Six months ended June 30		Three months ended June 30
Pension Plans	2026	2025	2026	2025
Service cost	$4	$4	$2	$3
Interest cost	1,311	1,338	653	669
Expected return on plan assets	(1,438)	(1,539)	(717)	(770)
Amortization of prior service credits	(36)	(37)	(18)	(18)
Recognized net actuarial loss	310	153	155	77
Net periodic benefit cost/(income)	$151	($81)	$75	($39)

Net periodic benefit cost included in Earnings/(loss) from operations	$2	$4	$1	$3
Net periodic benefit cost/(income) included in Other income, net	147	(85)	73	(42)
Net periodic benefit expense/(income) included in Loss before income taxes	$149	($81)	$74	($39)

	Six months ended June 30		Three months ended June 30
Other Postretirement Plans	2026	2025	2026	2025
Service cost	$25	$25	$13	$12
Interest cost	60	68	30	34
Expected return on plan assets	(6)	(6)	(3)	(3)
Amortization of prior service credits	(2)		(1)
Recognized net actuarial gain	(70)	(71)	(35)	(35)
Net periodic benefit cost	$7	$16	$4	$8

Net periodic benefit cost included in Earnings/(loss) from operations	$25	$25	$13	$12
Net periodic benefit income included in Other income, net	(18)	(9)	(9)	(4)
Net periodic benefit cost included in Loss before income taxes	$7	$16	$4	$8
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
Dividends are cumulative at an annual rate of 6.00% on the liquidation preference of $1,000.00 per share of Mandatory convertible preferred stock and may be paid in cash, shares of our common stock or a combination of cash and shares of our common stock. Dividends that are declared will be payable on January 15, April 15, July 15 and October 15 to holders of record on the January 1, April 1, July 1, and October 1 immediately preceding the relevant dividend payment date. Dividends paid on Mandatory convertible preferred stock were $172 and $86 for the six and three months ended June 30, 2026, compared with $158 and $86 for the same periods in 2025. In June 2026, dividends of $86 were declared to holders of record as of July 1, 2026, representing $15.00 per share, and were paid in cash on July 15, 2026.
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

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the six and three months ended June 30, 2026 and 2025, were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits	Total (1)
Balance at January 1, 2025	($178)	$2	($211)	($10,528)	($10,915)
Other comprehensive income/(loss) before reclassifications	108		206	(2)	312
Amounts reclassified from AOCI			28	36	64
Net current period Other comprehensive income	108		234	34	376
Balance at June 30, 2025	($70)	$2	$23	($10,494)	($10,539)

Balance at January 1, 2026	$64	$2	$88	($10,431)	($10,277)
Other comprehensive (loss)/income before reclassifications	(28)	(1)	16	9	(4)
Amounts reclassified from AOCI			(9)	158	149
Net current period Other comprehensive (loss)/income	(28)	(1)	7	167	145
Balance at June 30, 2026	$36	$1	$95	($10,264)	($10,132)

Balance at March 31, 2025	($132)	$2	($125)	($10,505)	($10,760)
Other comprehensive income/(loss) before reclassifications	62		138	(2)	198
Amounts reclassified from AOCI			10	13	23
Net current period Other comprehensive income	62		148	11	221
Balance at June 30, 2025	($70)	$2	$23	($10,494)	($10,539)

Balance at March 31, 2026	$1	$1	$74	($10,342)	($10,266)
Other comprehensive income before reclassifications	35		24		59
Amounts reclassified from AOCI			(3)	78	75
Net current period Other comprehensive income	35		21	78	134
Balance at June 30, 2026	$36	$1	$95	($10,264)	($10,132)
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
Derivative Instruments Not Receiving Hedge Accounting Treatment
We hold certain foreign currency forward contracts which do not qualify for hedge accounting treatment.

Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	June 30 2026	December 31 2025	June 30 2026	December 31 2025	June 30 2026	December 31 2025
Derivatives designated as hedging instruments:
Foreign exchange contracts	$5,593	$5,736	$156	$143	($102)	($77)
Commodity contracts	353	435	83	92		(1)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	325	320	5	3	(5)	(10)
Total derivatives	$6,271	$6,491	$244	$238	($107)	($88)
Netting arrangements			(62)	(45)	62	45
Net recorded balance			$182	$193	($45)	($43)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(Losses) associated with our hedging transactions and forward points recognized in Other comprehensive income, net of tax are presented in the following table:

	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Recognized in Other comprehensive income, net of tax:
Foreign exchange contracts	$4	$201	$29	$134
Commodity contracts	12	5	(5)	4
Gains/(losses) associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Foreign exchange contracts
Revenues	$1
Costs and expenses	(13)	($12)	($7)	($8)
General and administrative expense	19	(9)	8	1
Commodity contracts
Costs and expenses	$4	($18)	$2	($7)
General and administrative expense	3	3	1	1
Gains/(losses) related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the six and three months ended June 30, 2026 and 2025.
Based on our portfolio of cash flow hedges, we expect to reclassify gains of $36 (pre-tax) out of AOCI into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. If we default on our five-year credit facilities, our derivative counterparties could require settlement for foreign exchange and certain commodity contracts with original maturities of at least five years. The fair value of those contracts in a net liability position at June 30, 2026 was $4. For other particular commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. At June 30, 2026, there was no collateral posted related to our derivatives.
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

	June 30, 2026			December 31, 2025
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$2,324	$2,324		$3,793	$3,793
Available-for-sale debt investments:
AFS - Commercial paper	210		$210	163		$163
AFS - Corporate notes	306		306	344		344
AFS - US government agencies	27		27	27		27
Other equity investments	5	5		9	9
Derivatives	182		182	193		193
Total assets	$3,054	$2,329	$725	$4,529	$3,802	$727
Liabilities
Derivatives	($45)		($45)	($43)		($43)
Total liabilities	($45)		($45)	($43)		($43)
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
Certain assets have been measured at fair value on a nonrecurring basis. The following table presents the nonrecurring losses recognized for the six months ended June 30 due to long-lived asset impairment and the fair value of the related assets as of the impairment date:

	2026		2025
	Fair Value	Total Losses	Fair Value	Total Losses
Investments		($17)		($28)
Other assets			$5	(2)
Operating lease equipment	$22	(1)
Total	$22	($18)	$5	($30)
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
For Level 3 operating lease equipment that were measured at fair value on a nonrecurring basis during the period ended June 30, 2026, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

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
Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	June 30, 2026
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$46	$49		$41	$8
Liabilities
Debt, excluding finance lease obligations	(45,596)	(45,374)		(45,374)

	December 31, 2025
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$21	$21		$13	$8
Liabilities
Debt, excluding finance lease obligations	(53,848)	(53,769)		(53,769)
The fair value of Notes receivable classified as Level 2 is estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of Notes receivable classified as Level 3 is based on our best estimate using available counterparty financial data. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, Accounts receivable, Unbilled receivables,

Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at June 30, 2026 and December 31, 2025. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
On May 29, 2025, Boeing and the U.S. Department of Justice (the Department) entered into a non-prosecution agreement (the Agreement) to resolve the Department’s determination that Boeing did not fulfill its obligations under the January 2021 deferred prosecution agreement relating to the October 2018 Lion Air flight 610 accident and the March 2019 Ethiopian Airlines flight 302 accident (the MAX accidents). The Agreement requires, among other things, Boeing to pay a fine of $244 and provide $445 of additional compensation for the family members of those who died in the MAX accidents. The $244 fine, which was accrued for and expensed in 2024, and the $445 compensation fund for family members, which was accrued for and expensed in the second quarter of 2025, are held in escrow accounts pending final court approval of the Department’s motion to dismiss the criminal information against Boeing (the Motion). On November 6, 2025, the U.S. District Court for the Northern District of Texas (the Court) approved the Motion. On March 31, 2026, the U.S. Court of Appeals for the Fifth Circuit denied a petition by representatives of certain family members to overturn the Court's approval of the Motion. Those representatives have until late August 2026 to decide whether to pursue any further appeal.
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
The primary profitability measurement used by our chief operating decision maker to review segment operating results is Segment operating earnings. The following table reconciles segment Revenues to Segment operating earnings:

	BCA		BDS		BGS
For the six months ended June 30,	2026	2025	2026	2025	2026	2025
Revenues	$20,954	$19,021	$15,082	$12,915	$10,714	$10,344
Less:
Research and development expense, net	1,200	1,092	366	420	48	59
Other segment items (1)	20,639	19,023	14,498	12,230	8,727	8,293
Segment operating (loss)/earnings	($885)	($1,094)	$218	$265	$1,939	$1,992

For the three months ended June 30,	2026	2025	2026	2025	2026	2025
Revenues	$11,751	$10,874	$7,483	$6,617	$5,344	$5,281
Less:
Research and development expense, net	597	558	192	221	26	30
Other segment items(1)	11,476	10,873	7,306	6,286	4,350	4,202
Segment operating (loss)/earnings	($322)	($557)	($15)	$110	$968	$1,049
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

BCA revenues by customer location consisted of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Revenue from contracts with customers:
Europe	$5,107	$1,498	$2,568	$990
Asia	4,464	5,379	2,459	2,422
Middle East	2,906	1,760	2,140	1,277
Other non-U.S.	1,381	1,188	938	799
Total non-U.S. revenues	13,858	9,825	8,105	5,488
United States	6,890	9,144	3,483	5,361
Estimated potential concessions and other considerations to 737 MAX customers	80	5	80	5
Total revenues from contracts with customers	20,828	18,974	11,668	10,854
Intersegment revenues eliminated on consolidation	126	47	83	20
Total segment revenues	$20,954	$19,021	$11,751	$10,874

Revenue recognized on fixed-price contracts	100%	100%	100%	100%

Revenue recognized at a point in time	100%	100%	100%	100%
BDS revenues on contracts with customers, based on the customer's location, consisted of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Revenue from contracts with customers:
U.S. customers	$12,095	$10,160	$5,983	$5,227
Non-U.S. customers (1)	2,987	2,755	1,500	1,390
Total segment revenue from contracts with customers	$15,082	$12,915	$7,483	$6,617

Revenue recognized over time	100%	100%	100%	100%

Revenue recognized on fixed-price contracts	60%	58%	58%	58%

Revenue from the U.S. government (1)	93%	92%	92%	92%
(1)Includes revenues earned from Foreign Military Sales through the U.S. government (FMS).

BGS revenues consisted of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Revenue from contracts with customers:
Commercial	$6,033	$5,967	$3,001	$2,996
Government	4,471	4,168	2,243	2,172
Total revenues from contracts with customers	10,504	10,135	5,244	5,168
Intersegment revenues eliminated on consolidation	210	209	100	113
Total segment revenues	$10,714	$10,344	$5,344	$5,281

Revenue recognized at a point in time	55%	53%	55%	52%

Revenue recognized on fixed-price contracts	86%	86%	86%	86%

Revenue from the U.S. government (1)	31%	30%	31%	31%
(1)Includes revenues earned from FMS.
Earnings in Equity Method Investments
During the six and three months ended June 30, 2026, our share of income from equity method investments was $32 and $32, compared to $30 and $34 during the same periods in 2025. Income from equity method investments in 2026 and 2025 was primarily driven by investments held in Unallocated items, eliminations, and other and at our BDS segment.
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
Our backlog at June 30, 2026 was $715,261. We expect approximately 21% to be converted to revenue through 2027 and approximately 62% through 2030, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.

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

	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Share-based plans	($52)	($51)	$3	($21)
Deferred compensation	(107)	(80)	(124)	(85)
Amortization of previously capitalized interest	(45)	(42)	(23)	(21)
Research and development expense, net	(210)	(183)	(106)	(101)
Eliminations and other unallocated items	(564)	(1,041)	(380)	(807)
Unallocated items, eliminations and other	($978)	($1,397)	($630)	($1,035)
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

	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Pension FAS/CAS service cost adjustment	$185	$390	$92	$197
Postretirement FAS/CAS service cost adjustment	125	129	63	60
FAS/CAS service cost adjustment	$310	$519	$155	$257
Assets
Effective June 30, 2026, we revised our presentation of segment assets to exclude investments in wholly-owned subsidiaries. Prior period amounts have been adjusted to conform to the current period presentation. Segment assets are summarized in the table below:

	June 30 2026	December 31 2025
Commercial Airplanes	$96,493	$91,878
Defense, Space & Security	17,379	16,604
Global Services	16,966	16,871
Unallocated items, eliminations and other	35,032	42,882
Total	$165,870	$168,235
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, tax assets, capitalized interest and assets managed centrally on behalf of the three principal business segments and intercompany eliminations.

Capital Expenditures

	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Commercial Airplanes	$402	$243	$227	$137
Defense, Space & Security	204	113	122	59
Global Services	52	69	28	43
Unallocated items, eliminations and other	1,350	676	356	188
Total	$2,008	$1,101	$733	$427
Capital expenditures for Unallocated items, eliminations and other relate primarily to assets managed centrally on behalf of the three principal business segments.
Depreciation and Amortization

	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Commercial Airplanes	$367	$212	$177	$111
Defense, Space & Security	116	103	56	53
Global Services	139	146	70	73
Centrally Managed Assets (1)	547	465	293	223
Total	$1,169	$926	$596	$460
(1)Amounts shown in the table represent depreciation and amortization expense recorded by the individual business segments. Depreciation and amortization for centrally managed assets are allocated to business segments based on usage and occupancy. During the six months ended June 30, 2026, $426 was allocated to the primary business segments, of which $238, $149, and $39 was allocated to BCA, BDS and BGS, respectively. During the six months ended June 30, 2025, $351 was allocated to the primary business segments, of which $172, $140, and $39 was allocated to BCA, BDS and BGS, respectively. During the three months ended June 30, 2026, $238 was allocated to the primary business segments, of which $133, $83, and $22 was allocated to BCA, BDS and BGS, respectively. During the three months ended June 30, 2025, $182 was allocated to the primary business segments, of which $90, $72, and $20 was allocated to BCA, BDS and BGS, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Arlington, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2026, the related condensed consolidated statements of operations, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2026 and 2025, and of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
July 28, 2026

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
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Revenues	$46,777	$42,245	$24,560	$22,749

GAAP
Earnings/(loss) from operations	$604	$285	$156	($176)
Operating margins	1.3%	0.7%	0.6%	(0.8)%
Effective income tax rate	(28.3)%	(32.6)%	(17.3)%	(9.1)%
Net loss attributable to Boeing shareholders	($448)	($648)	($444)	($611)
Diluted loss per share	($0.79)	($1.09)	($0.67)	($0.92)

Non-GAAP (1)
Core operating earnings/(loss)	$294	($234)	$1	($433)
Core operating margins	0.6%	(0.6)%	0.0%	(1.9)%
Core loss per share	($0.97)	($1.73)	($0.76)	($1.24)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 49-50 for important information about these non-GAAP measures and reconciliations to the most directly comparable GAAP measures.
Revenues
The following table summarizes Revenues:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Commercial Airplanes	$20,954	$19,021	$11,751	$10,874
Defense, Space & Security	15,082	12,915	7,483	6,617
Global Services	10,714	10,344	5,344	5,281
Unallocated items, eliminations and other	27	(35)	(18)	(23)
Total	$46,777	$42,245	$24,560	$22,749
Revenues for the six and three months ended June 30, 2026, increased by $4,532 million and $1,811 million compared with the same periods in 2025 primarily driven by higher revenues at Defense, Space & Security (BDS) and Commercial Airplanes (BCA).

Earnings/(Loss) from Operations
The following table summarizes Earnings/(loss) from operations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Commercial Airplanes	($885)	($1,094)	($322)	($557)
Defense, Space & Security	218	265	(15)	110
Global Services	1,939	1,992	968	1,049
Segment operating earnings	1,272	1,163	631	602
Unallocated items, eliminations and other	(978)	(1,397)	(630)	(1,035)
Pension FAS/CAS service cost adjustment	185	390	92	197
Postretirement FAS/CAS service cost adjustment	125	129	63	60
Earnings/(loss) from operations (GAAP)	$604	$285	$156	($176)
FAS/CAS service cost adjustment *	(310)	(519)	(155)	(257)
Core operating earnings/(loss) (Non-GAAP) **	$294	($234)	$1	($433)
*    The FAS/CAS service cost adjustment represents the difference between the Financial Accounting Standards (FAS) pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.
**    Core operating earnings is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 49-50.
Earnings from operations for the six months ended June 30, 2026, increased by $319 million compared with the same period in 2025, primarily driven by a decrease in loss from operations on Unallocated items, eliminations, and other ($419 million) and at BCA ($209 million), partially offset by unfavorable changes in the FAS/CAS service cost adjustment ($209 million).
Earnings from operations for the three months ended June 30, 2026, increased by $332 million compared with the same period in 2025, primarily driven by a decrease in loss from operations on Unallocated items, eliminations, and other ($405 million) and at BCA ($235 million), partially offset by lower earnings from operations at BDS ($125 million) and unfavorable changes in the FAS/CAS service cost adjustment ($102 million).
Core operating earnings for the six and three months ended June 30, 2026, increased by $528 million and $434 million compared with the same periods in 2025, primarily due to a decrease in loss from operations on Unallocated items, eliminations, and other.
For information related to Postretirement Plans, see Note 13 to our Condensed Consolidated Financial Statements.

Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other (expense)/income are shown in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Share-based plans	($52)	($51)	$3	($21)
Deferred compensation	(107)	(80)	(124)	(85)
Amortization of previously capitalized interest	(45)	(42)	(23)	(21)
Research and development expense, net	(210)	(183)	(106)	(101)
Eliminations and other unallocated items	(564)	(1,041)	(380)	(807)
Unallocated items, eliminations and other	($978)	($1,397)	($630)	($1,035)
Unallocated share-based plans expense for the six and three months ended June 30, 2026, increased by $1 million and decreased by $24 million compared with the same periods in 2025. Changes are due to the timing of when share-based plans expense was recorded compared with when it was allocated to our segments.
Deferred compensation expense for the six and three months ended June 30, 2026, increased by $27 million and $39 million compared with the same periods in 2025 due to changes in broad stock market conditions.
Research and development expense for the six and three months ended June 30, 2026, increased by $27 million and $5 million compared with the same periods in 2025 due to increases in enterprise investments in product development.
Eliminations and other unallocated items expense for the six and three months ended June 30, 2026, decreased by $477 million and $427 million compared with the same periods in 2025. The decrease reflects the absence of an earnings charge of $445 million recorded in the second quarter of 2025 related to an agreement with the Department of Justice.
Other Earnings Items

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Earnings/(loss) from operations	$604	$285	$156	($176)
Other income, net	273	648	79	325
Interest and debt expense	(1,216)	(1,418)	(600)	(710)
Loss before income taxes	(339)	(485)	(365)	(561)
Income tax expense	(96)	(158)	(63)	(51)
Net loss	(435)	(643)	(428)	(612)
Less: Net earnings/(loss) attributable to noncontrolling interest	13	5	16	(1)
Net loss attributable to Boeing shareholders	($448)	($648)	($444)	($611)
Other income, net for the six and three months ended June 30, 2026, decreased by $375 million and $246 million compared with the same periods in 2025, primarily due to higher non-operating pension expense.
Interest and debt expense for the six and three months ended June 30, 2026, decreased by $202 million and $110 million compared with the same periods in 2025, primarily as a result of lower debt balances.

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
The following table summarizes cost of sales:

(Dollars in millions)	Six months ended June 30			Three months ended June 30
	2026	2025	Change	2026	2025	Change
Cost of sales	$41,817	$37,393	$4,424	$22,146	$20,314	$1,832
Cost of sales as a % of Revenues	89.4%	88.5%	0.9%	90.2%	89.3%	0.9%
Cost of sales for the six and three months ended June 30, 2026, increased by $4,424 million and $1,832 million, or 12% and 9%, compared with the same periods in 2025, primarily due to higher revenues at BDS and BCA. Cost of sales as a percentage of Revenues increased during the six and three months ended June 30, 2026, compared with the same periods in 2025 due to lower margins at BGS and BDS.
Research and Development
Research and development expense, net is summarized in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Commercial Airplanes	$1,200	$1,092	$597	$558
Defense, Space & Security	366	420	192	221
Global Services	48	59	26	30
Other	210	183	106	101
Total	$1,824	$1,754	$921	$910
Research and development expense increased by $70 million and $11 million during the six and three months ended June 30, 2026, compared with the same periods in 2025, primarily due to higher spending at BCA.

Backlog

(Dollars in millions)	June 30 2026	December 31 2025
Commercial Airplanes	$596,724	$567,290
Defense, Space & Security	85,322	84,786
Global Services	32,840	29,720
Unallocated items, eliminations and other	375	411
Total Backlog	$715,261	$682,207

Contractual backlog	$674,506	$639,721
Unobligated backlog	40,755	42,486
Total Backlog	$715,261	$682,207
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, orders where customers have the unilateral right to terminate, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog of $34,785 million during the six months ended June 30, 2026, was primarily due to a $29,434 million increase in BCA backlog. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The decrease of $1,731 million in unobligated backlog during the six months ended June 30, 2026 was due to a decrease in BDS backlog primarily reflecting reclassifications to contractual backlog, partially offset by new awards.
Additional Considerations
U.S. Government Funding Considerable uncertainty exists regarding how future U.S. government budget and program decisions will unfold, including the spending priorities of the Administration and Congress. As of June 30, 2026, government departments and agencies, including the Department of War (DoW), the National Aeronautics and Space Administration (NASA), and the Department of Transportation are funded through September 30, 2026.
Global Trade The global trade landscape continues to evolve.
Following the February 20, 2026, Supreme Court ruling regarding the imposition of tariffs under the International Emergency Economic Powers Act (IEEPA), U.S. Customs and Border Protection defined processes for submitting claims for tariffs previously paid under IEEPA. Tariffs did not have a material impact on our financial position, results of operations and cash flows during the first half of 2026.
The current state of U.S.-China trade relations remains an ongoing watch item. China is a significant market for commercial aircraft, and we have long-standing relationships with our Chinese customers. Overall, the U.S.-China trade relationship remains challenged due to tariffs, sanctions, and export restrictions, as well as other economic and national security concerns.
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
Human Capital Some of our and our suppliers' workforces are represented by labor unions. Work stoppages and instability in our and our suppliers' union relationships have in the past and could in the future disrupt and/or delay the production, delivery and/or development of our products and services, which could strain relationships with customers and result in lower revenues, earnings and cash flows. If we are unable to successfully negotiate successor agreements with our unions that our employees will ratify, we may experience additional work stoppages in the future and/or higher than anticipated costs, which could materially adversely affect our business, financial position, results of operations and cash flows. We have two contracts with the Society of Professional Engineering Employees in Aerospace expiring October 6, 2026, and we are currently in negotiations working toward reaching new agreements in the third quarter of 2026.

Segment Results of Operations and Financial Condition
Commercial Airplanes
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Revenues	$20,954	$19,021	$11,751	$10,874
Loss from operations	($885)	($1,094)	($322)	($557)
Operating margins	(4.2)%	(5.8)%	(2.7)%	(5.1)%
Revenues
BCA revenues increased by $1,933 million for the six months ended June 30, 2026, compared with the same period in 2025 primarily due to higher deliveries on 737 and 787 programs partially offset by lower deliveries on 777 program. BCA revenues increased by $877 million for the three months ended June 30, 2026, compared with the same period in 2025 primarily due to higher deliveries on 737 program partially offset by lower deliveries on 777 program.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	767	*	777	787	Total
Deliveries during the first six months of 2026	243	(3)	16	(9)	15	40	314
Deliveries during the first six months of 2025	209	(3)	14	(7)	20	37	280
Deliveries during the second quarter of 2026	129	(2)	10	(6)	7	25	171
Deliveries during the second quarter of 2025	104	(2)	9	(4)	13	24	150
Cumulative deliveries as of 6/30/2026	9,483		1,367		1,791	1,289
Cumulative deliveries as of 12/31/2025	9,240		1,351		1,776	1,249
* Intercompany deliveries identified by parentheses.
Loss From Operations
BCA loss from operations was $885 million for the six months ended June 30, 2026, compared with $1,094 million in the same period in 2025 primarily reflecting higher deliveries, partially offset by higher spending on research and development. BCA loss from operations was $322 million for the three months ended June 30, 2026, compared with $557 million in the same period in 2025 primarily reflecting higher revenues and a lower reach-forward loss on the 767 program, partially offset by higher spending on research and development.
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
BCA total backlog increased from $567,290 million as of December 31, 2025, to $596,724 million at June 30, 2026, reflecting new orders in excess of deliveries. Aircraft order cancellations during the six months ended June 30, 2026, totaled $2,777 million and primarily relate to 737 aircraft. Net ASC 606 adjustments during the six months ended June 30, 2026, totaled $2,089 million and primarily relate to 737 and 777X aircraft. ASC 606 adjustments include consideration of aircraft orders where a customer-controlled contingency may exist, as well as an assessment of whether the customer is committed to perform, impacts of geopolitical events or related sanctions, or whether it is probable that the customer will pay the full amount of consideration when it is due. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
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

	Program
As of 6/30/2026	737		767	777	777X	787	†
Program accounting quantities	12,800		1,263	1,828	650	2,000
Undelivered units under firm orders	4,397	*	84	35	591	1,095	(2)
Cumulative firm orders	13,880		1,451	1,826	591	2,384

As of 12/31/2025	737		767	777	777X	787	†
Program accounting quantities	12,400		1,263	1,828	650	1,900
Undelivered units under firm orders	4,404	*	94	46	560	1,026	(2)
Cumulative firm orders	13,644		1,445	1,822	560	2,275
† Customer financing aircraft orders are identified in parentheses.
*Approximate undelivered orders by minor model for June 30, 2026 and December 31, 2025: 737-7 (6%, 6%), 737-8 (58%, 60%), 737-9 (5%, 5%) and 737-10 (31%, 29%).

Program Highlights
737 Program We increased the accounting quantity by 400 units during the six months ended June 30, 2026, due to the program's normal progress of obtaining additional orders and delivering airplanes. During the first half of 2026, the 737 program began to transition from a production rate of 42 to 47 per month with the concurrence of the Federal Aviation Administration (FAA). We are also planning for additional production rate increases beyond 47 per month and began low-rate production on a new 737 production line in July 2026. The new production line must be production-certified by the FAA prior to first delivery.
We continue to expect certification of the 737-7 and 737-10 in 2026, including the final certification of the engine anti-ice solution. As of June 30, 2026, we had approximately 40 737-7 and 737-10 aircraft in inventory. We are following the lead of the FAA as we work through the certification process and the ultimate timing will be determined by the regulators.
If we are unable to deliver aircraft and/or increase production rates or certify the 737-7 and 737-10 models consistent with our assumptions, our financial position, results of operations and cash flows will be adversely affected.
See further discussion of the 737 MAX in Note 6 and Note 10 to our Condensed Consolidated Financial Statements.
767 Program The 767 assembly line includes the commercial program and a derivative to support the KC-46A Tanker program. We are targeting a production rate of approximately three aircraft per month. We expect to complete production of the 767 commercial program by 2027. This program recorded a reach-forward loss of $40 million during the first half of 2026 and $191 million in the same period in 2025.
See further discussion of the KC-46A Tanker program in Note 10 to our Condensed Consolidated Financial Statements.
777 and 777X Programs The accounting quantity for the 777 program extends through year-end 2027 and reflects the number of units we expect to produce and deliver by 2027.
Through the end of 2025, we obtained approval from the FAA to begin the first three phases of certification flight testing. In the first half of 2026, we received approval to begin the fourth phase of certification flight testing. We expect approval on the final phases of flight testing during the second half of 2026. We continue to work with our supplier and the FAA to incorporate and certify their solution related to the engine durability issue identified in 2025.
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
787 Program We increased the accounting quantity by 100 units during the three months ended March 31, 2026, due to the program's normal progress of obtaining additional orders and delivering airplanes. The accounting quantity was unchanged during the three months ended June 30, 2026. During the fourth quarter of 2025, we began increasing the production rate to eight per month. We continued to work toward stabilizing production during the first quarter of 2026. We briefly slowed the factory in April 2026 due to supply chain shortages. The factory recovered in May, and we have now stabilized at eight per month enabled by continued supply chain and factory recovery.
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
The non-U.S. market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories. BDS expects that it will continue to have a wide range of opportunities across Asia, Europe and the Middle East given the diverse regional threats. At June 30, 2026, 27% of BDS backlog was attributable to non-U.S. customers.
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Revenues	$15,082	$12,915	$7,483	$6,617
Earnings/(loss) from operations	$218	$265	($15)	$110
Operating margins	1.4%	2.1%	(0.2)%	1.7%
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

Deliveries of new-build production units, including remanufactures and modifications, were as follows:

	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
F/A-18 Models	5	9	3	4
F-15 Models	4	4	3	3
CH-47 Chinook (New)	5	1	4
CH-47 Chinook (Renewed)	3	7	2	5
AH-64 Apache (New)	8	6	6	2
AH-64 Apache (Remanufactured)	24	21	9	10
MH-139 Grey Wolf	5	5	3	4
P-8 Models	2	2	1	1
KC-46 Tanker	8	5	4	5
Commercial Satellites	1	2		2
Total	65	62	35	36
Revenues
BDS revenues for the six months ended June 30, 2026, increased by $2,167 million compared with the same period in 2025. The increase was primarily due to increased revenues on proprietary and weapons programs, higher KC-46 volume and Foreign Military Sales to Israel and Japan, and the acquisition of Spirit's defense business. Revenue was further increased by $135 million lower net unfavorable cumulative contract catch-up adjustments compared to the prior year comparable period.
BDS revenues for the three months ended June 30, 2026, increased by $866 million compared with the same period in 2025. The increase was primarily due to increased revenues on proprietary and weapons programs, higher KC-46 volume and the acquisition of Spirit's defense business. The net cumulative contract catch-up adjustments were $11 million less unfavorable than the comparable period in the prior year.

Earnings/(Loss) From Operations
BDS earnings from operations for the six months ended June 30, 2026, was $218 million, compared with earnings from operations of $265 million in the same period in 2025. The $47 million decrease in earnings is primarily due to higher net unfavorable cumulative catch-up adjustments of $107 million compared to the prior year comparable period and higher general and administrative expense, partially offset by higher net volume and mix. The higher net unfavorable cumulative catch-up adjustments were primarily driven by the 2026 reach-forward loss on VC-25B ($280 million). See Note 10.
BDS loss from operations for the three months ended June 30, 2026, was $15 million compared with earnings from operations of $110 million in the same period in 2025. The $125 million decrease in earnings is primarily due to higher net unfavorable cumulative catch-up adjustments of $186 million compared to the prior year comparable period and higher general and administrative expense, partially offset by higher volume. The higher net unfavorable cumulative catch-up adjustments were primarily driven by the 2026 reach-forward loss on VC-25B ($280 million). See Note 10.
BDS earnings/(loss) from operations includes our share of earnings from equity method investments of $4 million and $8 million for the six and three months ended June 30, 2026, compared with $20 million and $14 million for the same periods in 2025.

Backlog
BDS backlog was $85,322 million at June 30, 2026 compared with $84,786 million as of December 31, 2025. The increase reflects the timing of awards, partially offset by revenue recognized on contracts awarded in prior periods.
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
Global Services
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Revenues	$10,714	$10,344	$5,344	$5,281
Earnings from operations	$1,939	$1,992	$968	$1,049
Operating margins	18.1%	19.3%	18.1%	19.9%
Revenues
BGS revenues for the six months ended June 30, 2026 increased by $370 million compared with the same period in 2025, primarily due to higher commercial and government services revenue, partially offset by the absence of $632 million of revenue as a result of the Digital Aviation Solutions Divestiture. The net favorable impact of cumulative contract catch-up adjustments for the six months ended June 30, 2026, was $51 million higher than the net unfavorable impact in the prior year comparable period.
BGS revenues for the three months ended June 30, 2026 increased by $63 million compared with the same period in 2025, primarily due to higher commercial and government services revenue, partially offset by the absence of $327 million of revenue as a result of the Digital Aviation Solutions Divestiture. The net favorable impact of cumulative contract catch-up adjustments for the three months ended June 30, 2026 was $13 million higher than the net favorable impact in the prior year comparable period.
Earnings From Operations
BGS earnings from operations for the six months ended June 30, 2026 decreased by $53 million compared with the same period in 2025 primarily due to the absence of $145 million of earnings as a result of the Digital Aviation Solutions Divestiture, partially offset by higher government services revenue. A 2026 gain on asset disposition offset a similar gain on asset disposition in 2025. The net unfavorable impact of cumulative contract catch-up adjustments for the six months ended June 30, 2026, was $57 million lower than the net unfavorable impact in the prior year comparable period. The Digital Aviation Solutions Divestiture and ongoing disruption in one of our distribution businesses resulting from the transition to a new enterprise resource planning system in late 2025 contributed to the year-over-year reduction in operating margins.
BGS earnings from operations for the three months ended June 30, 2026 decreased by $81 million compared with the same period in 2025 primarily due to the absence of $78 million of earnings as a result of the Digital Aviation Solutions Divestiture. A 2026 gain on asset disposition offset a similar gain on asset disposition in 2025. The net unfavorable impact of cumulative contract catch-up adjustments for the three months ended June 30, 2026 was $16 million lower than the net unfavorable impact in the prior year comparable period. The year-over-year reduction in operating margins reflects the Digital Aviation Solutions Divestiture and ongoing disruption in one of our distribution businesses resulting from the transition to a new enterprise resource planning system in late 2025.
Backlog
BGS total backlog increased from $29,720 million at December 31, 2025 to $32,840 million at June 30, 2026, primarily due to the timing of awards, partially offset by revenue recognized on contracts awarded in prior years.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Six months ended June 30
	2026	2025
Net loss	($435)	($643)
Non-cash items	2,376	2,101
Changes in assets and liabilities	(756)	(2,847)
Net cash provided/(used) by operating activities	1,185	(1,389)
Net cash provided/(used) by investing activities	3,629	(3,946)
Net cash used by financing activities	(8,513)	(725)
Effect of exchange rate changes on cash and cash equivalents	2	34
Net decrease in cash & cash equivalents, including restricted	(3,697)	(6,026)
Cash & cash equivalents, including restricted, at beginning of year	11,663	13,822
Cash & cash equivalents, including restricted, at end of period	$7,966	$7,796
Operating Activities Net cash provided by operating activities was $1.2 billion during the six months ended June 30, 2026, compared with cash used of $1.4 billion during the same period in 2025, primarily driven by favorable changes in working capital.
Changes in assets and liabilities during the six months ended June 30, 2026, improved by $2.1 billion compared with the same period in 2025, primarily driven by favorable changes in Advances and progress billings ($5.3 billion) and Accounts payable ($1.4 billion), partially offset by unfavorable changes in Inventories ($3.5 billion), Other current assets ($0.9 billion), and Accrued liabilities ($0.8 billion). The change in Advances and progress billings was primarily driven by higher advances and progress billings at BCA and BDS. The changes in Accounts payable and Inventories reflect increased production in our commercial airplanes business.

Payables related to suppliers who elected to participate in supply chain financing programs were largely unchanged during the six months ended June 30, 2026 and decreased by $1.1 billion during the same period in 2025. At June 30, 2026 and December 31, 2025, payables related to suppliers who elected to participate in supply chain programs were $2.0 billion.
Investing Activities Net cash provided by investing activities during the six months ended June 30, 2026, was $3.6 billion, compared with net cash used of $3.9 billion during the same period in 2025. The increase in cash provided was primarily due to net proceeds from investments of $5.6 billion in 2026 compared with net contributions to investments of $2.7 billion in 2025. During the six months ended June 30, 2026 and 2025, capital expenditures were $2.0 billion and $1.1 billion. We continue to expect capital expenditures in 2026 to be higher than in 2025.
Financing Activities Net cash used by financing activities was $8.5 billion during the six months ended June 30, 2026, compared with net cash used of $0.7 billion during the same period in 2025, primarily due to $7.8 billion higher net repayments.
As of June 30, 2026, the total debt balance was $45.9 billion, down from $54.1 billion at December 31, 2025. At June 30, 2026, $4.6 billion of debt was classified as short-term.
Capital Resources
At June 30, 2026, we had $7.2 billion of cash, $12.8 billion of short-term investments, and $10.0 billion of unused borrowing capacity on revolving credit line agreements. Our $3.0 billion, 364-day revolving credit agreement expiring in August 2026, $3.0 billion, five-year revolving credit agreement expiring in August 2028 and $4.0 billion, five-year revolving credit agreement expiring in May 2029 each remain in effect. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings until August 2027. We anticipate that these credit lines will primarily serve as back-up liquidity to support our general corporate borrowing needs. We continue to be in compliance with all covenants contained in our debt and credit facility agreements.
We currently maintain investment grade credit ratings across all three credit rating agencies. In June 2026, Fitch affirmed the BBB- credit rating and revised the outlook to positive from stable. At S&P, we are rated BBB- with a stable outlook, and at Moody’s, we are rated Baa3 with a stable outlook.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $971 million at June 30, 2026. For additional information, see Note 10 to our Condensed Consolidated Financial Statements.
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
The Pension FAS/CAS service cost adjustments recognized in Earnings/(loss) from operations were benefits of $185 million and $92 million for the six and three months ended June 30, 2026, compared with benefits of $390 million and $197 million for the same periods in 2025. The lower benefits in 2026 were primarily due to reductions in allocated pension cost year over year. The non-operating pension expense included in Other income, net was $147 million and $73 million for the six and three months ended June 30, 2026, compared with income of $85 million and $42 million for the same periods in 2025. The higher expense in 2026 was primarily due to higher amortization of net actuarial losses and lower expected return on plan assets, partially offset by lower interest costs. For further discussion of pension and other postretirement costs see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 and 29 of our 2025 Annual Report on Form 10-K.
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

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2026	2025	2026	2025
Revenues	$46,777	$42,245	$24,560	$22,749
Earnings/(loss) from operations, as reported	$604	$285	$156	($176)
Operating margins	1.3%	0.7%	0.6%	(0.8)%

Pension FAS/CAS service cost adjustment (1)	($185)	($390)	($92)	($197)
Postretirement FAS/CAS service cost adjustment (1)	(125)	(129)	(63)	(60)
FAS/CAS service cost adjustment (1)	($310)	($519)	($155)	($257)
Core operating earnings/(loss) (non-GAAP)	$294	($234)	$1	($433)
Core operating margins (non-GAAP)	0.6%	(0.6)%	0.0%	(1.9)%

Diluted loss per share, as reported	($0.79)	($1.09)	($0.67)	($0.92)
Pension FAS/CAS service cost adjustment (1)	(0.23)	(0.52)	(0.12)	(0.26)
Postretirement FAS/CAS service cost adjustment (1)	(0.16)	(0.17)	(0.08)	(0.08)
Non-operating pension expense/(income) (2)	0.18	(0.11)	0.10	(0.05)
Non-operating postretirement income (2)	(0.02)	(0.01)	(0.01)	(0.01)
Provision for deferred income taxes on adjustments (3)	0.05	0.17	0.02	0.08
Core loss per share (non-GAAP)	($0.97)	($1.73)	($0.76)	($1.24)

Diluted weighted average common shares outstanding (in millions)	789.2	755.0	790.6	756.6
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

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2026 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information about purchases we made during the quarter ended June 30, 2026, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
4/1/2026 thru 4/30/2026	2,240	$220.51
5/1/2026 thru 5/31/2026	742	222.67
6/1/2026 thru 6/30/2026	506	227.07
Total	3,488	$221.92
(1)A total of 3,488 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

10.1	Supplemental Executive Retirement Plan for Employees of The Boeing Company, as amended and restated effective June 23, 2026*

10.2	The Boeing Company Executive Supplemental Savings Plan, as amended and restated effective June 23, 2026*

10.3	The Boeing Company Executive Layoff Benefits Plan, as amended and restated effective June 23, 2026*

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

22	Subsidiary Guarantor and Issuer of Guaranteed Securities (Exhibit 22 to the Company’s Form 10-K for the year ended December 31, 2025)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

July 28, 2026	/s/ Michael J. Cleary
(Date)	Michael J. Cleary
Senior Vice President and Controller