Form 10-Q
period 2026-09-30
BOEING CO
filed 2026-10-27
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
As of October 20, 2026, there were 792,449,940 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2026

Part I. Financial Information
Item 1. Financial Statements

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Sales of products	$61,117	$54,911	$20,753	$19,642
Sales of services	9,848	10,604	3,435	3,628
Total revenues	70,965	65,515	24,188	23,270

Cost of products	(55,664)	(54,522)	(19,146)	(22,737)
Cost of services	(8,174)	(8,516)	(2,875)	(2,908)
Total costs and expenses	(63,838)	(63,038)	(22,021)	(25,645)
	7,127	2,477	2,167	(2,375)
Income from operating investments, net	229	42	215	14
General and administrative expense	(3,823)	(4,427)	(1,198)	(1,522)
Research and development expense, net	(2,654)	(2,651)	(830)	(897)
Gain/(loss) on dispositions, net	79	63		(1)
Earnings/(loss) from operations	958	(4,496)	354	(4,781)
Other income, net	369	924	96	276
Interest and debt expense	(1,789)	(2,112)	(573)	(694)
Loss before income taxes	(462)	(5,684)	(123)	(5,199)
Income tax (expense)/benefit	(89)	(298)	7	(140)
Net loss	(551)	(5,982)	(116)	(5,339)
Less: Net earnings/(loss) attributable to noncontrolling interest	13	3		(2)
Net loss attributable to Boeing shareholders	(564)	(5,985)	(116)	(5,337)
Less: Mandatory convertible preferred stock dividends accumulated during the period	259	259	87	87
Net loss attributable to Boeing common shareholders	($823)	($6,244)	($203)	($5,424)

Basic loss per share	($1.04)	($8.25)	($0.26)	($7.14)

Diluted loss per share	($1.04)	($8.25)	($0.26)	($7.14)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Net loss	($551)	($5,982)	($116)	($5,339)
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	(29)	107	(1)	(1)
Unrealized loss on certain investments, net of tax of $0, $0, $0 and $0	(1)
Derivative instruments:
Unrealized gains/(losses) arising during period, net of tax of ($9), ($52), ($8) and $7	45	181	29	(25)
Reclassification adjustment for (gains)/losses included in net loss, net of tax of $5, ($9), $0 and ($1)	(10)	32	(1)	4
Total unrealized gain/(loss) on derivative instruments, net of tax	35	213	28	(21)
Defined benefit pension plans and other postretirement benefits:
Net actuarial gain/(loss) arising during the period, net of tax of ($5), $0, ($3) and $0	18	(2)	9
Amortization of actuarial loss included in net periodic benefit cost, net of tax of ($79), ($26), ($27) and ($9)	281	97	93	32
Amortization of prior service credits included in net periodic benefit cost, net of tax of $12, $12, $4 and $4	(43)	(44)	(13)	(15)
Prior service credit arising during the period, net of tax of $0, $0, $0 and $0	(2)		(2)
Pension and postretirement benefit related to our equity method investments, net of tax of ($2), $0, ($2) and $0	6		6
Total defined benefit pension plans and other postretirement benefits, net of tax	260	51	93	17
Other comprehensive income/(loss), net of tax	265	371	120	(5)
Comprehensive (loss)/income	(286)	(5,611)	4	(5,344)
Less: Comprehensive income/(loss) related to noncontrolling interest	13	3		(2)
Comprehensive (loss)/income attributable to Boeing Shareholders	($299)	($5,614)	$4	($5,342)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	September 30 2026	December 31 2025
Assets
Cash and cash equivalents	$9,498	$10,921
Short-term and other investments	11,216	18,479
Accounts receivable, net	4,069	2,921
Unbilled receivables, net	10,179	9,158
Inventories	90,948	84,679
Other current assets, net	2,674	2,301
Assets held for sale	688
Total current assets	129,272	128,459
Financing receivables and operating lease equipment, net	334	241
Property, plant and equipment, net of accumulated depreciation of $24,507 and $23,613	16,685	15,361
Goodwill	17,778	17,275
Acquired intangible assets, net	1,279	1,567
Deferred income taxes	193	107
Investments	970	1,048
Other assets, net of accumulated amortization of $1,186 and $1,014	4,228	4,177
Total assets	$170,739	$168,235
Liabilities and equity
Accounts payable	$15,288	$13,109
Accrued liabilities	26,441	27,141
Advances and progress billings	67,502	59,404
Short-term debt and current portion of long-term debt	4,569	8,461
Liabilities held for sale	161
Total current liabilities	113,961	108,115
Deferred income taxes	310	216
Accrued retiree health care	1,995	2,091
Accrued pension plan liability, net	4,018	4,287
Other long-term liabilities	2,542	2,432
Long-term debt	41,351	45,637
Total liabilities	164,177	162,778
Shareholders’ equity:
Mandatory convertible preferred stock, 6.00% Series A, par value $1.00 – 20,000,000 shares authorized; 5,750,000 shares issued; aggregate liquidation preference $5,750	6	6
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	22,222	21,441
Treasury stock, at cost – 220,364,848 and 227,562,887 shares	(27,159)	(28,029)
Retained earnings	16,429	17,252
Accumulated other comprehensive loss	(10,012)	(10,277)
Total shareholders' equity	6,547	5,454
Noncontrolling interests	15	3
Total equity	6,562	5,457
Total liabilities and equity	$170,739	$168,235
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2026	2025
Cash flows – operating activities:
Net loss	($551)	($5,982)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Non-cash items –
Share-based plans expense	361	343
Treasury shares issued for 401(k) contributions	1,275	1,173
Depreciation and amortization	1,753	1,417
Investment/asset impairment charges, net	122	32
Gain on dispositions, net	(79)	(63)
777X and 767 reach-forward losses	86	5,140
Other charges and credits, net	(1)	217
Changes in assets and liabilities –
Accounts receivable	(1,130)	(836)
Unbilled receivables	(1,039)	(679)
Advances and progress billings	8,113	(2,065)
Inventories	(6,733)	(116)
Other current assets	(127)	227
Accounts payable	2,436	539
Accrued liabilities	(1,562)	574
Income taxes receivable, payable and deferred	(76)	93
Other long-term liabilities	(148)	(294)
Pension and other postretirement plans	(86)	(436)
Financing receivables and operating lease equipment, net	(112)	274
Other	179	176
Net cash provided/(used) by operating activities	2,681	(266)
Cash flows – investing activities:
Payments to acquire property, plant and equipment	(3,040)	(1,986)
Proceeds from disposals of property, plant and equipment	21	5
Proceeds from dispositions		35
Contributions to investments	(28,170)	(36,337)
Proceeds from investments	35,040	32,674
Supplier notes receivable	(11)	(292)
Repayments on supplier notes receivable	12
Other	1
Net cash provided/(used) by investing activities	3,853	(5,901)
Cash flows – financing activities:
New borrowings	46	138
Debt repayments	(8,415)	(721)
Employee taxes on certain share-based payment arrangements	(38)	(28)
Dividends paid on Mandatory convertible preferred stock	(259)	(244)
Other	46	43
Net cash used by financing activities	(8,620)	(812)
Effect of exchange rate changes on cash and cash equivalents	5	39
Net decrease in cash & cash equivalents, including restricted	(2,081)	(6,940)
Less net decrease in cash & cash equivalents classified as Assets held for sale	41
Cash & cash equivalents, including restricted, at beginning of year	11,663	13,822
Cash & cash equivalents, including restricted, at end of period	9,541	6,882
Less restricted cash & cash equivalents, included in Investments	43	709
Cash and cash equivalents at end of period	$9,498	$6,173
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the nine months ended September 30, 2026 and 2025
(Unaudited)

	Boeing shareholders
(Dollars in millions)	Mandatory convertible preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at January 1, 2025	$6	$5,061	$18,964	($32,386)	$15,362	($10,915)	($6)	($3,914)
Net (loss)/earnings					(5,985)		3	(5,982)
Other comprehensive income, net of tax of ($75)						371		371
Share-based compensation			343					343
Treasury shares issued for other share-based plans, net			(506)	523				17
Treasury shares issued for 401(k) contributions			419	754				1,173
Subsidiary shares purchased from noncontrolling interests			(2)					(2)
Cash dividends declared on Mandatory convertible preferred stock					(259)			(259)
Balance at September 30, 2025	$6	$5,061	$19,218	($31,109)	$9,118	($10,544)	($3)	($8,253)

Balance at January 1, 2026	$6	$5,061	$21,441	($28,029)	$17,252	($10,277)	$3	$5,457
Net (loss)/earnings					(564)		13	(551)
Other comprehensive income, net of tax of ($78)						265		265
Share-based compensation			361					361
Treasury shares issued for other share-based plans, net			(143)	158				15
Treasury shares issued for 401(k) contributions			563	712				1,275
Cash dividends declared on Mandatory convertible preferred stock					(259)			(259)
Other changes in noncontrolling interests							(1)	(1)
Balance at September 30, 2026	$6	$5,061	$22,222	($27,159)	$16,429	($10,012)	$15	$6,562
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended September 30, 2026 and 2025
(Unaudited)

	Boeing shareholders
(Dollars in millions)	Mandatory convertible preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at July 1, 2025	$6	$5,061	$19,238	($31,603)	$14,542	($10,539)	($1)	($3,296)
Net loss					(5,337)		(2)	(5,339)
Other comprehensive loss, net of tax of $1						(5)		(5)
Share-based compensation			89					89
Treasury shares issued for other share-based plans, net			(278)	285				7
Treasury shares issued for 401(k) contributions			171	209				380
Subsidiary shares purchased from noncontrolling interests			(2)					(2)
Cash dividends declared on Mandatory convertible preferred stock					(87)			(87)
Balance at September 30, 2025	$6	$5,061	$19,218	($31,109)	$9,118	($10,544)	($3)	($8,253)

Balance at July 1, 2026	$6	$5,061	$21,949	($27,416)	$16,632	($10,132)	$15	$6,115
Net loss					(116)			(116)
Other comprehensive income, net of tax of ($36)						120		120
Share-based compensation			97					97
Treasury shares issued for other share-based plans, net			(2)	15				13
Treasury shares issued for 401(k) contributions			178	242				420
Cash dividends declared on Mandatory convertible preferred stock					(87)			(87)
Other changes in noncontrolling interests
Balance at September 30, 2026	$6	$5,061	$22,222	($27,159)	$16,429	($10,012)	$15	$6,562
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Revenues:
Commercial Airplanes	$31,674	$30,115	$10,720	$11,094
Defense, Space & Security	23,017	19,817	7,935	6,902
Global Services	16,288	15,714	5,574	5,370
Unallocated items, eliminations and other	(14)	(131)	(41)	(96)
Total revenues	$70,965	$65,515	$24,188	$23,270
Earnings/(loss) from operations:
Commercial Airplanes	($1,582)	($6,447)	($697)	($5,353)
Defense, Space & Security	710	379	492	114
Global Services	2,958	2,930	1,019	938
Segment operating earnings/(loss)	2,086	(3,138)	814	(4,301)
Unallocated items, eliminations and other	(1,588)	(2,145)	(610)	(748)
FAS/CAS service cost adjustment	460	787	150	268
Earnings/(loss) from operations	958	(4,496)	354	(4,781)
Other income, net	369	924	96	276
Interest and debt expense	(1,789)	(2,112)	(573)	(694)
Loss before income taxes	(462)	(5,684)	(123)	(5,199)
Income tax (expense)/benefit	(89)	(298)	7	(140)
Net loss	(551)	(5,982)	(116)	(5,339)
Less: Net earnings/(loss) attributable to noncontrolling interest	13	3		(2)
Net loss attributable to Boeing shareholders	(564)	(5,985)	(116)	(5,337)
Less: Mandatory convertible preferred stock dividends accumulated during the period	259	259	87	87
Net loss attributable to Boeing common shareholders	($823)	($6,244)	($203)	($5,424)
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 20 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share amounts or as otherwise stated)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2026, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2025 Annual Report on Form 10-K.
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

(In millions - except per share amounts)	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Increase/(decrease) to Revenue	$66	($397)	$186	($91)
(Decrease) to Earnings/Increase to (loss) from operations	($486)	($544)	($105)	($206)
Increase to Diluted loss per share	($0.68)	($0.74)	($0.15)	($0.28)

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
Total consideration for the Spirit Acquisition was $8,389 comprised of the following:

Boeing common stock exchanged for Spirit common stock (1)	$4,704
Settlement of loans, advances and other payments to Spirit	2,589
Debt repaid on Spirit’s behalf	948
Premium on assumed Spirit Exchangeable Notes	109
Exchange of Spirit share-based awards (1)	39
Fair value of total consideration	$8,389
(1)     Fair value of consideration reflects the price per share of Boeing common stock on the acquisition date.
The preliminary allocation of the purchase price was as follows:

Description	As of December 31, 2025	As of September 30, 2026
Cash and cash equivalents	$281	$281
Accounts receivable	339	396
Unbilled receivables	126	128
Inventories	1,438	1,408
Property, plant and equipment	2,419	2,447
Goodwill	9,997	10,598
Acquired intangible assets	109	173
Other assets	116	109
Accounts payable	(953)	(963)
Accrued liabilities	(1,784)	(2,521)
Advances and progress billings	(97)	(92)
Short-term debt and current portion of long-term debt	(329)	(329)
Other long-term liabilities	(178)	(103)
Long-term debt	(3,279)	(3,279)
Other	166	136
Total net assets acquired	$8,371	$8,389
The amounts recorded for acquired assets and assumed liabilities are preliminary and are based on the information available as of the reporting date. The primary areas that remain preliminary relate to the fair values of goodwill, off-market contract liabilities and certain other accrued liabilities. The Company will continue to adjust the provisional estimates as additional information becomes available and final valuation and analyses are completed. Provisional goodwill of $10,598 associated with the Spirit Acquisition was assigned to our Commercial Airplanes (BCA) segment as we expect the majority of synergies from the Spirit Acquisition to relate to the commercial airplane segment. The acquired intangible assets include customer relationships of $109 which have a weighted-average useful life of five years and in-process research and development of $64. Accrued liabilities includes $1,890 for the fair value of off-market customer contracts measured as the present value of the amount by which the terms of the contract deviated from the terms that a market participant could have achieved. Future estimated revenues from the amortization of off-market contract liabilities are as follows:

	2026	2027	2028	2029	2030
Estimated revenue	$34	$180	$221	$209	$200
We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.
Note 3 – Insitu, Wisk Aero and SkyGrid Divestiture
On August 9, 2026, we entered into an agreement with Archer Aviation Inc. (Archer) to sell our Insitu, Inc. (Insitu), Wisk Aero LLC (Wisk Aero) and SkyGrid, LLC (SkyGrid) subsidiaries, together with certain of their related entities, in consideration for Archer's issuance to Boeing of (i) a number of shares equal to 19.75% of Archer's Class A common stock outstanding prior to transaction close, and (ii) two warrants to purchase up to $200 in further shares of Archer's Class A common stock, in each case, subject to the further terms and conditions set out in the definitive transaction agreements. The transaction is subject to regulatory approval and customary closing conditions. We expect the transaction to close later in 2026. Post closing, we expect to account for our investment in Archer common shares under the equity method.
Insitu is reported within our BDS segment, and Wisk Aero and SkyGrid are reported within Unallocated items, elimination and other. At September 30, 2026, Insitu, Wisk Aero and SkyGrid assets of $688 and liabilities of $161 were classified as held for sale in our Condensed Consolidated Statements of Financial Position. Assets held for sale primarily include Acquired intangible assets, net of $203, Inventories of $192, and Goodwill of $97.
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

The elements used in the computation of Basic and Diluted loss per share were as follows:

(In millions - except per share amounts)	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Net loss attributable to Boeing shareholders	($564)	($5,985)	($116)	($5,337)
Less: Mandatory convertible preferred stock dividends accumulated during the period	259	259	87	87
Less: earnings available to participating securities
Net loss available to common shareholders	($823)	($6,244)	($203)	($5,424)
Basic
Basic weighted average shares outstanding	790.6	756.9	792.9	760.1
Less: participating securities (1)	0.2	0.2	0.2	0.2
Basic weighted average common shares outstanding	790.4	756.7	792.7	759.9
Diluted
Diluted weighted average shares outstanding	790.6	756.9	792.9	760.1
Less: participating securities (1)	0.2	0.2	0.2	0.2
Diluted weighted average common shares outstanding	790.4	756.7	792.7	759.9
Net loss per share:
Basic	($1.04)	($8.25)	($0.26)	($7.14)
Diluted	(1.04)	(8.25)	(0.26)	(7.14)
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

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Performance restricted stock units	0.2	0.5	0.2	0.5
Restricted stock units	0.3	0.2
Stock options	0.7	0.8	0.8	0.6
In addition, potential common shares of 36.9 million and 36.5 million for the nine months ended September 30, 2026 and 2025 and 36.9 million and 35.9 million for the three months ended September 30, 2026 and 2025 were excluded from the computation of Diluted loss per share because the effect would have been antidilutive as a result of incurring a net loss available to common shareholders in those periods.
Note 5 – Income Taxes
We computed our 2026 interim tax provision using an estimated annual effective tax rate of (10.8)%. Our 2026 estimated annual effective tax rate is primarily driven by taxes on non-U.S. operations. Our effective tax rates were (19.3)% and (5.2)% for the nine months ended September 30, 2026 and 2025. The effective tax rates for the three months ended September 30, 2026 and 2025 were 5.7% and (2.7)%. The effective tax rate for the three months ended September 30, 2026 reflects additional tax benefits to adjust prior quarters' results to the annual effective tax rate.
As of December 31, 2025, we had recorded valuation allowances of $9,754 for certain deferred tax assets including net operating loss, interest and tax credit carryforwards. To measure the valuation allowance, the Company estimated in what year each of its deferred tax assets and liabilities would reverse using systematic and logical methods to estimate the reversal patterns. The valuation allowance results from not having sufficient sources of taxable income, including from deferred tax liability reversals, in the appropriate future periods to support the realization of deferred tax assets.
We are subject to examination in U.S. federal, state and international jurisdictions in which we operate. While U.S. federal income tax audits have been settled for all years prior to 2021, tax years 2010-2025 remain subject to audit in numerous jurisdictions. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Note 6 – Allowances for Losses on Financial Assets
The changes in allowances for expected credit losses for the nine months ended September 30, 2026 and 2025, consisted of the following:

	Accounts receivable	Unbilled receivables	Other current assets	Financing receivables	Other assets	Total
Balance at January 1, 2025	($92)	($38)	($47)	($7)	($199)	($383)
Changes in estimates	(11)	(4)	(17)	7	(25)	(50)
Write-offs	15		17			32
Recoveries	1					1
Other	12					12
Balance at September 30, 2025	($75)	($42)	($47)	$0	($224)	($388)

Balance at January 1, 2026	($76)	($42)	($43)	$0	($111)	($272)
Changes in estimates	(19)	20	(8)		(10)	(17)
Write-offs	9		1		6	16
Recoveries	4				2	6
Balance at September 30, 2026	($82)	($22)	($50)	$0	($113)	($267)

Note 7 – Inventories
Inventories consisted of the following:

	September 30 2026	December 31 2025
Commercial aircraft programs	$77,193	$70,785
Long-term contracts in progress	520	720
Capitalized precontract costs (1)	1,224	1,411
Commercial spare parts, used aircraft, general stock materials and other	12,011	11,763
Total	$90,948	$84,679
(1)Capitalized precontract costs at September 30, 2026 and December 31, 2025, included amounts related to Commercial Crew, T-7A Red Hawk Production Options and KC-46A Tanker. See Note 11.
Commercial Aircraft Programs
At September 30, 2026 and December 31, 2025, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $14,036 and $11,777 and unamortized tooling and other non-recurring costs of $724 and $750. At September 30, 2026, $14,760 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $0 are expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At September 30, 2026 and December 31, 2025, commercial aircraft programs inventory included the following amounts related to the 777X program: $7,608 and $4,313 of work in process (including deferred production costs of $2,731 and $651) and $2,177 and $1,816 of unamortized tooling and other non-recurring costs.
At September 30, 2026 and December 31, 2025, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $14,444 and $13,859, supplier advances of $915 and $932, and unamortized tooling and other non-recurring costs of $1,303 and $1,366. At September 30, 2026, $13,873 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $1,874 are expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $6,877 and $6,412 at September 30, 2026 and December 31, 2025.
Note 8 – Contracts with Customers
Unbilled receivables increased from $9,158 at December 31, 2025, to $10,179 at September 30, 2026, primarily driven by revenue recognized in excess of billings at BDS.
Advances and progress billings increased from $59,404 at December 31, 2025 to $67,502 at September 30, 2026, primarily driven by advances on orders received at BCA and progress billings at BDS and BGS.
Revenues recognized during the nine months ended September 30, 2026 and 2025, from amounts recorded as Advances and progress billings at the beginning of each year were $14,852 and $16,431. Revenues recognized during the three months ended September 30, 2026 and 2025, from amounts recorded as Advances and progress billings at the beginning of each year were $4,490 and $5,254.

Note 9 – Financing Receivables and Operating Lease Equipment
Our financing arrangements at September 30, 2026, consist solely of operating leases that range in terms from one to three years and may include options to terminate. At September 30, 2026 and December 31, 2025, Operating lease equipment, net, was $334 and $241, and included accumulated depreciation of $74 and $60. Certain operating leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price. At September 30, 2026 and December 31, 2025, financing receivables were fully collected.
The majority of our operating lease equipment portfolio is concentrated in the following aircraft models:

	September 30 2026	December 31 2025
777 Aircraft	$161	$170
737 Aircraft	$143	$45
Lease income from operating lease payments recorded in Sales of services on the Condensed Consolidated Statements of Operations was $38 and $13 for the nine and three months ended September 30, 2026, and $35 and $12 for the nine and three months ended September 30, 2025. We have no lease income from sales-type leases in 2026 and amounts in 2025 were insignificant. All financing interest income and variable lease payments on our financing arrangements for the nine and three months ended September 30, 2026 and 2025, were insignificant.
At September 30, 2026 and December 31, 2025, no assets were determined to be uncollectible and placed on non-accrual status, and we have not recognized an allowance for credit losses.

Note 10 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	September 30 2026	December 31 2025
Time deposits (1)	$10,660	$17,230
Equity method investments - United Launch Alliance	572	556
Available-for-sale debt investments (1)	530	524
Equity method investments - Other (2)	344	441
Restricted cash & cash equivalents (1)(3)	43	742
Equity and other investments	37	34
Total	$12,186	$19,527
(1)Primarily included in Short-term and other investments on our Condensed Consolidated Statements of Financial Position.
(2)Dividends received were $16 and $11 during the nine and three months ended September 30, 2026 and $13 and $3 for the same periods in 2025.
(3)Reflects amounts restricted by our subsidiaries and in support of our workers' compensation programs and insurance premiums. At December 31, 2025, Restricted cash & cash equivalents also included $689 placed in escrow pursuant to the May 2025 non-prosecution agreement with the U.S. Department of Justice, which was released from escrow during the third quarter of 2026. See Note 19 for additional discussion.
During the third quarter of 2026, we sold our share of an equity method investment and recorded a gain of $252 within Income from operating investments, net.
Contributions to investments and Proceeds from investments on our Condensed Consolidated Statements of Cash Flows primarily relate to time deposits and available-for-sale debt investments. Cash used for the purchase of time deposits during the nine months ended September 30, 2026 and 2025, was $27,645 and $35,865. Cash proceeds from the maturities of time deposits during the nine months ended September 30, 2026 and 2025, were $34,215 and $32,235.
Allowance for losses on available-for-sale debt investments is assessed quarterly. These instruments are considered investment grade, and we have not recognized an allowance for credit losses as of September 30, 2026. The fair value of available-for-sale debt investments approximates amortized cost.
We have a 50 percent membership interest in United Launch Alliance (ULA) with Lockheed Martin Corporation (Lockheed) holding the other 50 percent interest. During the first quarter of 2026, ULA’s Vulcan rocket experienced a launch anomaly that has paused additional Vulcan launches pending completion of root cause analysis and corrective actions. The Vulcan launch suspension is negatively affecting ULA's financial condition and results of operations. In the third quarter of 2026, we and Lockheed each agreed to guarantee $750 of certain ULA credit facilities maturing on August 28, 2029, replacing the credit facilities guaranteed during the second quarter of 2026. We and Lockheed expect to provide additional financial support in the fourth quarter of 2026 and could incur losses if ULA is unable to resume Vulcan launches consistent with ULA’s assumptions. See Note 12.

Note 11 – Liabilities, Commitments and Contingencies
737 MAX Customer Concessions and Other Considerations
The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during the nine months ended September 30, 2026 and 2025.

	2026	2025
Beginning balance – January 1	$383	$641
Reductions for payments made	(53)	(135)
Reductions for concessions and other in-kind considerations		(66)
Changes in estimates	(80)	(5)
Ending balance – September 30	$250	$435
At September 30, 2026, the remaining liability is expected to be liquidated by lower payments from customers upon delivery.
Environmental
The following table summarizes changes in environmental remediation liabilities during the nine months ended September 30, 2026 and 2025.

	2026	2025
Beginning balance – January 1	$877	$834
Reductions for payments made, net of recoveries	(62)	(53)
Changes in estimates	386	127
Ending balance – September 30	$1,201	$908
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur costs that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At September 30, 2026, and December 31, 2025, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,070 and $1,171.
Product Warranties
The following table summarizes changes in product warranty liabilities recorded during the nine months ended September 30, 2026 and 2025.

	2026	2025
Beginning balance – January 1	$2,797	$2,133
Additions for current year deliveries	178	136
Reductions for payments made	(248)	(254)
Changes in estimates	478	384
Ending balance – September 30	$3,205	$2,399

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
Trade-in commitment agreements at September 30, 2026 have expiration dates from 2027 through 2033. At September 30, 2026, and December 31, 2025, total contractual trade-in commitments were $1,032 and $1,267. As of September 30, 2026, and December 31, 2025, we estimated it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $50 and $67 and the fair value of the related trade-in aircraft was $50 and $61.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $16,470 and $15,229 as of September 30, 2026 and December 31, 2025. The estimated earliest potential funding dates for these commitments as of September 30, 2026 are as follows:

Total
October through December 2026	$1,009
2027	2,761
2028	2,286
2029	2,876
2030	1,385
Thereafter	6,153
Total	$16,470
As of September 30, 2026, $11,329 of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Other Financial Commitments
We have financial commitments to make additional capital contributions totaling $292 to certain joint ventures over the next 11 years.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts and security agreements. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,552 and $3,295 as of September 30, 2026 and December 31, 2025.
Supply Chain Financing Programs
The Company has supply chain financing programs in place under which participating suppliers may elect to obtain payment from an intermediary. The Company confirms the validity of invoices from participating suppliers and agrees to pay the intermediary an amount based on invoice totals. The majority of amounts payable under these programs are due within 30 to 90 days. At September 30, 2026, and December 31,

2025, Accounts payable included $2,170 and $1,994 payable to suppliers who have elected to participate in these programs. We do not believe that future changes in the availability of supply chain financing would have a significant impact on our liquidity.
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
VC-25B Presidential Aircraft
The Company’s firm fixed-price contract for the Engineering and Manufacturing Development (EMD) effort on the U.S. Air Force's (USAF) VC-25B Presidential Aircraft, commonly known as Air Force One, is a $4 billion program to develop and modify two 747-8 commercial aircraft. Contract terms to reset the schedule and adjust the requirements were executed on October 16, 2026, which aligned to the 2025 memorandum of agreement. During 2025, we increased the reach-forward loss on the contract by $60. The increased reach-forward loss in 2025 was due to increases in supplier costs. During the nine months ended September 30, 2026, we increased the reach-forward loss by $312 due to higher estimated costs required to complete structural and wiring installation and to satisfy air worthiness certification requirements. Risk remains that we may record additional losses in future periods.
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture, and deliver four next-generation aerial refueling tankers as well as priced options for 13 annual production lots totaling 179 aircraft. Since 2016, the USAF has authorized 12 low-rate initial production (LRIP) lots for a total of 169 aircraft. The EMD contract and authorized LRIP lots total approximately $33 billion as of September 30, 2026. The KC-46A Tanker is a derivative of the 767 commercial airplane program with the majority of the manufacturing costs being incurred in the 767 factory and the remaining costs being incurred in the military finishing and delivery centers. During 2025, we increased the reach-forward loss on the KC-46A Tanker program by $714. The additional reach-forward loss during 2025 was primarily driven by higher estimated manufacturing and engineering costs for production support. During the third quarter of 2026, shortages from a key supplier began creating significant factory disruption resulting in abnormal production costs which are expensed as incurred. As of September 30, 2026, we had approximately $113 of capitalized precontract costs and $219 of potential termination liabilities to suppliers related to a future production lot. Risk remains that we may record additional losses in future periods.
MQ-25
In the third quarter of 2018, we were awarded the MQ-25 EMD contract by the U.S. Navy. The contract is a fixed-price contract that now includes development and delivery of seven aircraft and test articles at a contract price of $890. In connection with winning the competition, we recognized a reach-forward loss of $291 in the third quarter of 2018. We have recognized additional losses in subsequent periods. During the first half of 2026, MQ-25 completed its first flight and the U.S. Navy approved Milestone C. During the third quarter of 2026, we received an undefinitized contract for three Lot 1 LRIP aircraft. Flight test and assembly of the remaining EMD aircraft is continuing. Risk remains that we may record additional losses in future periods.
T-7A Red Hawk EMD Contract & Production Options
In 2018, we were awarded the T-7A Red Hawk program. The EMD portion of the contract was a $860 fixed-price contract and included five aircraft and seven simulators. We have delivered the five EMD aircraft and the flight testing is ongoing. In June 2025, the customer ordered four production representative test vehicles. The production portion of the contract includes 10 production lots for 342 T-7A Red Hawk aircraft and related services that we believe are probable of being exercised. During the first half of 2026, the USAF approved Milestone C and authorized the first LRIP lot for a total of 14 aircraft. We recorded a reach-forward loss of $400 when the contract was awarded in 2018. We have recognized additional losses in subsequent periods. At September 30, 2026, we had approximately $263 of capitalized precontract costs and $876 of potential termination liabilities to suppliers related to certain long-lead items for future production lots. Risk remains that we may record additional losses in future periods.
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
We had expected to launch an uncrewed mission followed by a crewed mission during 2026. During the third quarter of 2026, we entered into an agreement with NASA and now expect to complete an uncrewed mission in the first quarter of 2027, with crewed missions commencing in late 2028. At September 30, 2026, we had approximately $556 of capitalized precontract costs and $15 of potential termination liabilities to suppliers related to unauthorized future missions. Risk remains that we may record additional losses in future periods.

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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	September 30 2026	December 31 2025	September 30 2026	December 31 2025	September 30 2026	December 31 2025
Contingent repurchase commitments	$163	$186	$163	$186
Credit guarantees	775	15			$29	$14
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
In the third quarter of 2026, we and Lockheed each agreed to guarantee $750 of certain ULA credit facilities. See Note 10.
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
Note 13 – Debt
In August 2026, we entered into a $3 billion, 364-day revolving credit agreement expiring in August 2027 (the 2027 Revolving Credit Agreement) and amended our $3 billion, five-year and $4 billion, five-year revolving credit agreements. The 2027 Revolving Credit Agreement replaced the $3 billion, 364-day revolving credit agreement which terminated in August 2026. It has a one-year term out option which allows us to extend the maturity of any borrowings until August 2028. The $3 billion, five-year agreement, as amended, is now scheduled to terminate in August 2029, and the $4 billion, five-year agreement, as amended, is now scheduled to terminate in May 2030.
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

Note 14 – Postretirement Plans
The components of net periodic benefit cost/(income) were as follows:

	Nine months ended September 30		Three months ended September 30
Pension Plans	2026	2025	2026	2025
Service cost	$5	$7	$1	$3
Interest cost	1,965	2,007	654	669
Expected return on plan assets	(2,155)	(2,308)	(717)	(769)
Amortization of prior service credits	(52)	(55)	(16)	(18)
Recognized net actuarial loss	465	229	155	76
Net periodic benefit cost/(income)	$228	($120)	$77	($39)

Net periodic benefit cost included in Earnings/(loss) from operations	$2	$7		$3
Net periodic benefit cost/(income) included in Other income, net	223	(127)	$76	(42)
Net periodic benefit expense/(income) included in Loss before income taxes	$225	($120)	$76	($39)

	Nine months ended September 30		Three months ended September 30
Other Postretirement Plans	2026	2025	2026	2025
Service cost	$37	$38	$12	$13
Interest cost	90	102	30	34
Expected return on plan assets	(9)	(9)	(3)	(3)
Amortization of prior service credits	(3)	(1)	(1)	(1)
Recognized net actuarial gain	(105)	(106)	(35)	(35)
Net periodic benefit cost	$10	$24	$3	$8

Net periodic benefit cost included in Earnings/(loss) from operations	$37	$38	$12	$13
Net periodic benefit income included in Other income, net	(27)	(14)	(9)	(5)
Net periodic benefit cost included in Loss before income taxes	$10	$24	$3	$8
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
Dividends are cumulative at an annual rate of 6.00% on the liquidation preference of $1,000.00 per share of Mandatory convertible preferred stock and may be paid in cash, shares of our common stock or a combination of cash and shares of our common stock. Dividends that are declared will be payable on January 15, April 15, July 15 and October 15 to holders of record on the January 1, April 1, July 1, and October 1 immediately preceding the relevant dividend payment date. Dividends paid on Mandatory convertible preferred stock were $259 and $86 for the nine and three months ended September 30, 2026, compared with $244 and $86 for the same periods in 2025. In August 2026, dividends of $87 were declared to holders of record as of October 1, 2026, representing $15.00 per share, and were paid in cash on October 15, 2026.
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

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the nine and three months ended September 30, 2026 and 2025, were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits	Total (1)
Balance at January 1, 2025	($178)	$2	($211)	($10,528)	($10,915)
Other comprehensive income/(loss) before reclassifications	107		181	(2)	286
Amounts reclassified from AOCI			32	53	85
Net current period Other comprehensive income	107		213	51	371
Balance at September 30, 2025	($71)	$2	$2	($10,477)	($10,544)

Balance at January 1, 2026	$64	$2	$88	($10,431)	($10,277)
Other comprehensive (loss)/income before reclassifications	(29)	(1)	45	22	37
Amounts reclassified from AOCI			(10)	238	228
Net current period Other comprehensive (loss)/income	(29)	(1)	35	260	265
Balance at September 30, 2026	$35	$1	$123	($10,171)	($10,012)

Balance at June 30, 2025	($70)	$2	$23	($10,494)	($10,539)
Other comprehensive loss before reclassifications	(1)		(25)		(26)
Amounts reclassified from AOCI			4	17	21
Net current period Other comprehensive (loss)/income	(1)		(21)	17	(5)
Balance at September 30, 2025	($71)	$2	$2	($10,477)	($10,544)

Balance at June 30, 2026	$36	$1	$95	($10,264)	($10,132)
Other comprehensive (loss)/ income before reclassifications	(1)		29	13	41
Amounts reclassified from AOCI			(1)	80	79
Net current period Other comprehensive (loss)/ income	(1)		28	93	120
Balance at September 30, 2026	$35	$1	$123	($10,171)	($10,012)
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
Derivative Instruments Not Receiving Hedge Accounting Treatment
We hold certain foreign currency forward contracts which do not qualify for hedge accounting treatment.

Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	September 30 2026	December 31 2025	September 30 2026	December 31 2025	September 30 2026	December 31 2025
Derivatives designated as hedging instruments:
Foreign exchange contracts	$5,286	$5,736	$156	$143	($92)	($77)
Commodity contracts	308	435	93	92		(1)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	593	320	10	3	(5)	(10)
Total derivatives	$6,187	$6,491	$259	$238	($97)	($88)
Netting arrangements			(74)	(45)	74	45
Net recorded balance			$185	$193	($23)	($43)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(Losses) associated with our hedging transactions and forward points recognized in Other comprehensive income/(loss), net of tax are presented in the following table:

	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Recognized in Other comprehensive income/(loss), net of tax:
Foreign exchange contracts	$16	$166	$12	($35)
Commodity contracts	29	15	17	10
Gains/(losses) associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Foreign exchange contracts
Revenues	$1
Costs and expenses	(26)	($21)	($13)	($9)
General and administrative expense	21	(4)	2	5
Commodity contracts
Costs and expenses	$14	($21)	$10	($3)
General and administrative expense	5	5	2	2
Gains/(losses) related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the nine and three months ended September 30, 2026 and 2025.
Based on our portfolio of cash flow hedges, we expect to reclassify gains of $60 (pre-tax) out of AOCI into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. If we default on our five-year credit facilities, our derivative counterparties could require settlement for foreign exchange and certain commodity contracts with original maturities of at least five years. The fair value of those contracts in a net liability position at September 30, 2026 was $3. For other particular commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. At September 30, 2026, there was no collateral posted related to our derivatives.
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

	September 30, 2026			December 31, 2025
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$3,530	$3,530		$3,793	$3,793
Available-for-sale debt investments:
Commercial paper	242		$242	163		$163
Corporate notes	289		289	344		344
U.S. government agencies	17		17	27		27
Other equity investments	7	7		9	9
Derivatives	185		185	193		193
Total assets	$4,270	$3,537	$733	$4,529	$3,802	$727
Liabilities
Derivatives	($23)		($23)	($43)		($43)
Total liabilities	($23)		($23)	($43)		($43)
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
Certain assets have been measured at fair value on a nonrecurring basis. The following table presents the nonrecurring losses recognized for the nine months ended September 30 due to long-lived asset impairment and the fair value of the related assets as of the impairment date:

	2026		2025
	Fair Value	Total Losses	Fair Value	Total Losses
Investments		($19)		($29)
Other assets	$12	(42)	$3	(3)
Property, plant and equipment	29	(60)
Operating lease equipment	22	(1)
Total	$63	($122)	$3	($32)

Level 3 Investments, Other assets, and Property, plant and equipment were primarily valued using an income approach based on the discounted cash flows associated with the underlying assets. Level 3 operating lease equipment was valued by calculating a median collateral value from a consistent group of third-party aircraft value publications. The values provided by the third-party aircraft publications are derived from their knowledge of market trades and other market factors. Management reviews the publications quarterly to assess the continued appropriateness and consistency with market trends. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by third-party publications, or on the expected net sales price for the aircraft.
For Level 3 operating lease equipment that were measured at fair value on a nonrecurring basis during the period ended September 30, 2026, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

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
Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	September 30, 2026
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$13	$13		$13
Liabilities
Debt, excluding finance lease obligations	(45,606)	(42,567)		(42,567)

	December 31, 2025
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$21	$21		$13	$8
Liabilities
Debt, excluding finance lease obligations	(53,848)	(53,769)		(53,769)
The fair value of Notes receivable classified as Level 2 is estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of Notes receivable classified as Level 3 is based on our best estimate using available counterparty financial data. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at September 30, 2026 and December 31, 2025. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
On May 29, 2025, Boeing and the U.S. Department of Justice (the Department) entered into a non-prosecution agreement (the Agreement) to resolve the Department’s determination that Boeing did not fulfill its obligations under the January 2021 deferred prosecution agreement relating to the October 2018 Lion Air flight 610 accident and the March 2019 Ethiopian Airlines flight 302 accident (the MAX accidents). In September 2026 following the final conclusion of court proceedings, Boeing released from escrow $689 for payments required by the Agreement.
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

The primary profitability measurement used by our chief operating decision maker to review segment operating results is Segment operating earnings/(loss). The following table reconciles segment Revenues to Segment operating earnings/(loss):

	BCA		BDS		BGS
For the nine months ended September 30,	2026	2025	2026	2025	2026	2025
Revenues	$31,674	$30,115	$23,017	$19,817	$16,288	$15,714
Less:
Research and development expense, net	1,700	1,657	563	618	76	91
Other segment items (1)	31,556	34,905	21,744	18,820	13,254	12,693
Segment operating (loss)/earnings	($1,582)	($6,447)	$710	$379	$2,958	$2,930

For the three months ended September 30,	2026	2025	2026	2025	2026	2025
Revenues	$10,720	$11,094	$7,935	$6,902	$5,574	$5,370
Less:
Research and development expense, net	500	565	197	198	28	32
Other segment items(1)	10,917	15,882	7,246	6,590	4,527	4,400
Segment operating (loss)/earnings	($697)	($5,353)	$492	$114	$1,019	$938
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
BCA revenues by customer location consisted of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Revenue from contracts with customers:
Europe	$7,791	$3,789	$2,684	$2,291
Asia	7,055	8,888	2,591	3,509
Middle East	4,149	3,026	1,243	1,266
Other non-U.S.	1,772	1,969	391	781
Total non-U.S. revenues	20,767	17,672	6,909	7,847
United States	10,585	12,326	3,695	3,182
Estimated potential concessions and other considerations to 737 MAX customers	80	5
Total revenues from contracts with customers	31,432	30,003	10,604	11,029
Intersegment revenues eliminated on consolidation	242	112	116	65
Total segment revenues	$31,674	$30,115	$10,720	$11,094

Revenue recognized on fixed-price contracts	100%	100%	100%	100%

Revenue recognized at a point in time	99%	100%	99%	100%

BDS revenues on contracts with customers, based on the customer's location, consisted of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Revenue from contracts with customers:
U.S. customers	$18,402	$15,485	$6,307	$5,325
Non-U.S. customers (1)	4,615	4,332	1,628	1,577
Total segment revenue from contracts with customers	$23,017	$19,817	$7,935	$6,902

Revenue recognized over time	100%	100%	100%	99%

Revenue recognized on fixed-price contracts	59%	57%	57%	56%

Revenue from the U.S. government (1)	93%	91%	93%	91%
(1)Includes revenues earned from Foreign Military Sales through the U.S. government (FMS).
BGS revenues consisted of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Revenue from contracts with customers:
Commercial	$9,133	$9,055	$3,100	$3,088
Government	6,850	6,337	2,379	2,169
Total revenues from contracts with customers	15,983	15,392	5,479	5,257
Intersegment revenues eliminated on consolidation	305	322	95	113
Total segment revenues	$16,288	$15,714	$5,574	$5,370

Revenue recognized at a point in time	55%	53%	54%	53%

Revenue recognized on fixed-price contracts	86%	86%	85%	85%

Revenue from the U.S. government (1)	32%	30%	32%	30%
(1)Includes revenues earned from FMS.
Earnings in Equity Method Investments
During the nine and three months ended September 30, 2026, our share of income/(loss) from equity method investments was $1 and ($31), compared to $47 and $17 during the same periods in 2025. Income/(loss) from equity method investments in 2026 and 2025 was primarily driven by investments held in Unallocated items, eliminations, and other and at our BDS segment.
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

Our backlog at September 30, 2026 was $745,431. We expect approximately 17% to be converted to revenue through 2027 and approximately 57% through 2030, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
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

	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Share-based plans	($44)	($40)	$8	$11
Deferred compensation	(104)	(150)	3	(70)
Amortization of previously capitalized interest	(69)	(64)	(24)	(22)
Research and development expense, net	(315)	(285)	(105)	(102)
Eliminations and other unallocated items	(1,056)	(1,606)	(492)	(565)
Unallocated items, eliminations and other	($1,588)	($2,145)	($610)	($748)
Eliminations and other unallocated items expense for the nine months ended September 30, 2026 and 2025, includes earnings charges of $0 and $445 related to agreements with the U.S. Department of Justice. For additional discussion, see Note 19.
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

	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Pension FAS/CAS service cost adjustment	$277	$588	$92	$198
Postretirement FAS/CAS service cost adjustment	183	199	58	70
FAS/CAS service cost adjustment	$460	$787	$150	$268

Assets
During the second quarter of 2026, we revised our presentation of segment assets to exclude investments in wholly-owned subsidiaries. Prior period amounts have been adjusted to conform to the current period presentation. Segment assets are summarized in the table below:

	September 30 2026	December 31 2025
Commercial Airplanes	$99,372	$91,878
Defense, Space & Security	18,016	16,604
Global Services	17,058	16,871
Unallocated items, eliminations and other	36,293	42,882
Total	$170,739	$168,235
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, tax assets, capitalized interest and assets managed centrally on behalf of the three principal business segments and intercompany eliminations.
Capital Expenditures

	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Commercial Airplanes	$641	$409	$239	$166
Defense, Space & Security	321	206	117	93
Global Services	82	122	30	53
Unallocated items, eliminations and other	1,996	1,249	646	573
Total	$3,040	$1,986	$1,032	$885
Capital expenditures for Unallocated items, eliminations and other relate primarily to assets managed centrally on behalf of the three principal business segments.
Depreciation and Amortization

	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Commercial Airplanes	$565	$323	$198	$111
Defense, Space & Security	184	159	68	56
Global Services	212	225	73	79
Centrally Managed Assets (1)	792	710	245	245
Total	$1,753	$1,417	$584	$491
(1)Amounts shown in the table represent depreciation and amortization expense recorded by the individual business segments. Depreciation and amortization for centrally managed assets are allocated to business segments based on usage and occupancy. During the nine months ended September 30, 2026, $619 was allocated to the primary business segments, of which $363, $200, and $56 was allocated to BCA, BDS and BGS, respectively. During the nine months ended September 30, 2025, $524 was allocated to the primary business segments, of which $252, $212, and $60 was allocated to BCA, BDS and BGS, respectively. During the three months ended September 30, 2026, $193 was allocated to the primary business segments, of which $125, $51, and $17 was allocated to BCA, BDS and BGS, respectively. During the three months ended September 30, 2025, $173 was allocated to the primary business segments, of which $80, $72, and $21 was allocated to BCA, BDS and BGS, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Arlington, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2026, the related condensed consolidated statements of operations, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
October 27, 2026

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
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Revenues	$70,965	$65,515	$24,188	$23,270

GAAP
Earnings/(loss) from operations	$958	($4,496)	$354	($4,781)
Operating margins	1.3%	(6.9)%	1.5%	(20.5)%
Effective income tax rate	(19.3)%	(5.2)%	5.7%	(2.7)%
Net loss attributable to Boeing shareholders	($564)	($5,985)	($116)	($5,337)
Diluted loss per share	($1.04)	($8.25)	($0.26)	($7.14)

Non-GAAP (1)
Core operating earnings/(loss)	$498	($5,283)	$204	($5,049)
Core operating margins	0.7%	(8.1)%	0.8%	(21.7)%
Core loss per share	($1.30)	($9.22)	($0.34)	($7.47)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 50-51 for important information about these non-GAAP measures and reconciliations to the most directly comparable GAAP measures.
Revenues
The following table summarizes Revenues:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Commercial Airplanes	$31,674	$30,115	$10,720	$11,094
Defense, Space & Security	23,017	19,817	7,935	6,902
Global Services	16,288	15,714	5,574	5,370
Unallocated items, eliminations and other	(14)	(131)	(41)	(96)
Total	$70,965	$65,515	$24,188	$23,270
Revenues for the nine and three months ended September 30, 2026, increased by $5,450 million and $918 million compared with the same periods in 2025 primarily driven by higher revenues at Defense, Space & Security (BDS).

Earnings/(Loss) from Operations
The following table summarizes Earnings/(loss) from operations:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Commercial Airplanes	($1,582)	($6,447)	($697)	($5,353)
Defense, Space & Security	710	379	492	114
Global Services	2,958	2,930	1,019	938
Segment operating earnings/(loss)	2,086	(3,138)	814	(4,301)
Unallocated items, eliminations and other	(1,588)	(2,145)	(610)	(748)
Pension FAS/CAS service cost adjustment	277	588	92	198
Postretirement FAS/CAS service cost adjustment	183	199	58	70
Earnings/(loss) from operations (GAAP)	$958	($4,496)	$354	($4,781)
FAS/CAS service cost adjustment *	(460)	(787)	(150)	(268)
Core operating earnings/(loss) (Non-GAAP) **	$498	($5,283)	$204	($5,049)
*    The FAS/CAS service cost adjustment represents the difference between the Financial Accounting Standards (FAS) pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.
**    Core operating earnings is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 50-51.
Earnings from operations and Core operating earnings for the nine and three months ended September 30, 2026, increased by $5,454 million and $5,135 million compared with the same period in 2025, primarily driven by decreases in loss from operations at Commercial Airplanes (BCA) of $4,865 million and $4,656 million.
For information related to Postretirement Plans, see Note 14 to our Condensed Consolidated Financial Statements.
Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other (expense)/income are shown in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Share-based plans	($44)	($40)	$8	$11
Deferred compensation	(104)	(150)	3	(70)
Amortization of previously capitalized interest	(69)	(64)	(24)	(22)
Research and development expense, net	(315)	(285)	(105)	(102)
Eliminations and other unallocated items	(1,056)	(1,606)	(492)	(565)
Unallocated items, eliminations and other	($1,588)	($2,145)	($610)	($748)
Deferred compensation expense for the nine and three months ended September 30, 2026, decreased by $46 million and $73 million compared with the same periods in 2025 due to changes in broad stock market conditions.

Research and development expense for the nine and three months ended September 30, 2026, increased by $30 million and $3 million compared with the same periods in 2025 due to increases in enterprise investments in product development.
Eliminations and other unallocated items expense for the nine and three months ended September 30, 2026, decreased by $550 million and $73 million compared with the same periods in 2025. The decrease during the nine months ended September 30, 2026 reflects the absence of an earnings charge of $445 million recorded in the second quarter of 2025 related to an agreement with the Department of Justice. The decrease during the three months ended September 30, 2026 reflects lower General and administrative expenses.
Other Earnings Items

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Earnings/(loss) from operations	$958	($4,496)	$354	($4,781)
Other income, net	369	924	96	276
Interest and debt expense	(1,789)	(2,112)	(573)	(694)
Loss before income taxes	(462)	(5,684)	(123)	(5,199)
Income tax (expense)/benefit	(89)	(298)	7	(140)
Net loss	(551)	(5,982)	(116)	(5,339)
Less: Net earnings/(loss) attributable to noncontrolling interest	13	3		(2)
Net loss attributable to Boeing shareholders	($564)	($5,985)	($116)	($5,337)
Other income, net for the nine and three months ended September 30, 2026, decreased by $555 million and $180 million compared with the same periods in 2025, primarily due to higher non-operating pension cost.
Interest and debt expense for the nine and three months ended September 30, 2026, decreased by $323 million and $121 million compared with the same periods in 2025, primarily as a result of lower debt balances.
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
The following table summarizes cost of sales:

(Dollars in millions)	Nine months ended September 30			Three months ended September 30
	2026	2025	Change	2026	2025	Change
Cost of sales	$63,838	$63,038	$800	$22,021	$25,645	($3,624)
Cost of sales as a % of Revenues	90.0%	96.2%	(6.2)%	91.0%	110.2%	(19.2)%
Cost of sales for the nine months ended September 30, 2026, increased by $800 million, or 1% compared with the same periods in 2025, primarily due to higher revenues at BCA, BDS, and BGS, lower margins at BCA, and lower Cost of sales attributable to Unallocated items, eliminations and other, partially offset by a $4.9 billion reach-forward loss recognized at BCA in 2025.
Cost of sales for the three months ended September 30, 2026, decreased by $3,624 million, or 14% compared with the same periods in 2025, primarily due to a $4.9 billion reach-forward loss recognized at BCA in 2025, partially offset by higher revenues at BDS.
Cost of sales as a percentage of Revenues decreased during the nine and three months ended September 30, 2026, compared with the same period in 2025 due to a $4.9 billion reach-forward loss recognized at BCA in 2025.
Research and Development
Research and development expense, net is summarized in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Commercial Airplanes	$1,700	$1,657	$500	$565
Defense, Space & Security	563	618	197	198
Global Services	76	91	28	32
Other	315	285	105	102
Total	$2,654	$2,651	$830	$897
Research and development expense increased by $3 million during the nine months ended September 30, 2026, and decreased $67 million during the three months ended September 30, 2026, compared with the same periods in 2025, primarily due to changes in spending at BCA.
Backlog

(Dollars in millions)	September 30 2026	December 31 2025
Commercial Airplanes	$611,833	$567,290
Defense, Space & Security	100,505	84,786
Global Services	32,725	29,720
Unallocated items, eliminations and other	368	411
Total Backlog	$745,431	$682,207

Contractual backlog	$692,767	$639,721
Unobligated backlog	52,664	42,486
Total Backlog	$745,431	$682,207

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, orders where customers have the unilateral right to terminate, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog of $53,046 million during the nine months ended September 30, 2026, was primarily due to a $44,543 million increase in BCA backlog. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The increase of $10,178 million in unobligated backlog during the nine months ended September 30, 2026 was due to an increase in BDS backlog primarily reflecting new awards, partially offset by reclassifications to contractual backlog.
Additional Considerations
U.S. Government Funding Considerable uncertainty exists regarding how future U.S. government budget and program decisions will unfold, including the spending priorities of the Administration and Congress. As of September 30, 2026, government departments and agencies, including the Department of War (DoW), the National Aeronautics and Space Administration (NASA), and the Department of Transportation are funded through December 11, 2026.
Global Trade The global trade landscape continues to evolve.
Following the February 20, 2026, Supreme Court ruling regarding the imposition of tariffs under the International Emergency Economic Powers Act (IEEPA), U.S. Customs and Border Protection defined processes for submitting claims for tariffs previously paid under IEEPA. During the nine months ended September 30, 2026, we received approximately $420 million in refunds related to prior tariff assessments.
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
Supply Chain We and our suppliers are experiencing inflationary pressures, as well as supply chain disruptions as a result of global supply chain constraints and labor instability. Our supply chain is also being impacted by the tariffs and export restrictions discussed above. Certain of our suppliers are also experiencing financial difficulties. We continue to monitor the health and stability of the supply chain. These factors have reduced overall productivity and adversely impacted our financial position, results of operations and cash flows. During 2024, we recorded a reach-forward loss of $1,770 million on the T-7A Red Hawk program that was primarily driven by projected increases in supplier cost estimates. In addition, we recorded losses on the KC-46A Tanker and Commercial Crew programs during 2024 that were partially attributable to higher supplier costs. We recorded a $4.9 billion reach-forward loss on the 777X program during 2025 that was partially attributable to higher estimated supplier costs. During the third quarter of 2026, we experienced supplier shortages which have disrupted factory operations. This is adversely affecting the KC-46A Tanker and the 777 Freighter programs. We expect this disruption to continue into 2027 and result in abnormal production costs, which are expensed as incurred.

Human Capital Some of our and our suppliers' workforces are represented by labor unions. Work stoppages and instability in our and our suppliers' union relationships have in the past and could in the future disrupt and/or delay the production, delivery and/or development of our products and services, which could strain relationships with customers and result in lower revenues, earnings and cash flows. If we are unable to successfully negotiate successor agreements with our unions that our employees will ratify, we may experience additional work stoppages in the future and/or higher than anticipated costs, which could materially adversely affect our business, financial position, results of operations and cash flows. On October 1, 2026, engineers and technicians represented by the Society of Professional Engineering Employees in Aerospace voted to ratify two new contracts with terms effective through 2030.

Segment Results of Operations and Financial Condition
Commercial Airplanes
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Revenues	$31,674	$30,115	$10,720	$11,094
Loss from operations	($1,582)	($6,447)	($697)	($5,353)
Operating margins	(5.0)%	(21.4)%	(6.5)%	(48.3)%
Revenues
BCA revenues increased by $1,559 million for the nine months ended September 30, 2026, compared with the same period in 2025 primarily due to higher deliveries on 737 program, and favorable pricing on 787 program, partially offset by lower deliveries on 777 program. BCA revenues decreased by $374 million for the three months ended September 30, 2026, compared with the same period in 2025 primarily due to less favorable delivery mix.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	767	*	777	787	Total
Deliveries during the first nine months of 2026	367	(4)	26	(15)	20	62	475
Deliveries during the first nine months of 2025	330	(5)	20	(10)	29	61	440
Deliveries during the third quarter of 2026	124	(1)	10	(6)	5	22	161
Deliveries during the third quarter of 2025	121	(2)	6	(3)	9	24	160
Cumulative deliveries as of 9/30/2026	9,607		1,377		1,796	1,311
Cumulative deliveries as of 12/31/2025	9,240		1,351		1,776	1,249
* Intercompany deliveries identified by parentheses.
Loss From Operations
BCA loss from operations was $1,582 million for the nine months ended September 30, 2026, compared with $6,447 million in the same period in 2025 primarily reflecting a $4,899 million reach-forward loss on the 777X program in 2025 partially offset by lower margins driven by higher production costs. BCA loss from operations was $697 million for the three months ended September 30, 2026, compared with $5,353 million in the same period in 2025 primarily reflecting the reach-forward loss on the 777X program in 2025, partially offset by lower margins driven by our decision in the third quarter of 2026 to delay planned 737 and 787 production rate increases and higher estimated supply chain costs.
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
BCA total backlog increased from $567,290 million as of December 31, 2025, to $611,833 million at September 30, 2026, reflecting new orders in excess of deliveries. Aircraft order cancellations during the nine months ended September 30, 2026, totaled $3,164 million and primarily relate to 737 and 787 aircraft. Net ASC 606 adjustments decreased backlog by $1,886 million during the nine months ended September 30, 2026, primarily related to 777X aircraft partially offset by 737 aircraft. ASC 606 adjustments include consideration of aircraft orders where a customer-controlled contingency may exist, as well as an assessment of whether the customer is committed to perform, impacts of geopolitical events or related sanctions, or whether it is probable that the customer will pay the full amount of consideration when it is due. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
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

	Program
As of 9/30/2026	737		767	777	777X	787	†
Program accounting quantities	12,800		1,263	1,849	650	2,000
Undelivered units under firm orders	4,537	*	74	32	570	1,128	(2)
Cumulative firm orders	14,144		1,451	1,828	570	2,439

As of 12/31/2025	737		767	777	777X	787	†
Program accounting quantities	12,400		1,263	1,828	650	1,900
Undelivered units under firm orders	4,404	*	94	46	560	1,026	(2)
Cumulative firm orders	13,644		1,445	1,822	560	2,275
† Customer financing aircraft orders are identified in parentheses.
*Approximate undelivered orders by minor model for September 30, 2026 and December 31, 2025: 737-7 (6%, 6%), 737-8 (58%, 60%), 737-9 (3%, 5%) and 737-10 (33%, 29%).

Program Highlights
737 Program We increased the accounting quantity by 400 units during the nine months ended September 30, 2026, due to the program's normal progress of obtaining additional orders and delivering airplanes. The accounting quantity was unchanged during the three months ended September 30, 2026. During the second quarter of 2026, the 737 program began to transition from a production rate of 42 to 47 per month with the concurrence of the Federal Aviation Administration (FAA). We continue to work toward stabilizing production at 47 per month and now expect to stabilize in 2027. Consistent with our focus on safety and quality, after demonstrating stability at rate 47 for a period of time, we plan to increase to rate 52. We began low-rate production on a new 737 production line in July 2026. The new production line must be production-certified by the FAA prior to first delivery.
In the third quarter of 2026, we achieved certification of the 737-7 and the engine anti-ice solution. In October 2026, we achieved certification of the 737-10. As of September 30, 2026, we had approximately 45 737-7 and 737-10 aircraft in inventory.
The delay in future production rate increases is adversely affecting our financial position, results of operations and cash flows. If we are unable to deliver aircraft and/or increase production rates consistent with our assumptions, our financial position, results of operations and cash flows will be further adversely affected.
See further discussion of the 737 MAX in Note 7 and Note 11 to our Condensed Consolidated Financial Statements.
767 Program The 767 assembly line includes the commercial program and a derivative to support the KC-46A Tanker program. We are targeting a production rate of approximately three aircraft per month. We expect to complete production of the 767 commercial program by 2027. This program recorded a reach-forward loss of $86 million during the nine months ended September 30, 2026, and $241 million in the same period in 2025, primarily driven by higher production costs.
See further discussion of the KC-46A Tanker program in Note 11 to our Condensed Consolidated Financial Statements.
777 and 777X Programs We increased the accounting quantity for the 777 program by 21 units during the three months ended September 30, 2026, after FAA approval was received to enable production and delivery of 777 Freighters beyond January 1, 2028. The 777 accounting quantity reflects the number of units we expect to produce and deliver by 2029.
In the third quarter of 2026, we began experiencing parts shortages from a key 777 supplier that has disrupted factory operations. We expect operations to continue to be disrupted through the first half of 2027. The factory disruption is resulting in abnormal production costs which are expensed as incurred and are expected to continue until 777 production returns to normal operations.
On the 777X program, we continue to work through certification flight testing and expect to receive approval on the final phases of flight testing by the end of 2026. We continue to work with the FAA and our supplier to incorporate and certify their solution related to the engine durability issue identified in 2025. We continue to expect first delivery of the 777-9 to occur in 2027. We continue to anticipate first delivery of the 777-8 Freighter to occur approximately two years after the first delivery of the 777-9. First delivery of the 777-8 passenger aircraft is not expected to occur before 2030. We are continuing to follow the lead of the FAA as we work through the certification process and the ultimate timing will be determined by the regulators.

The 777 and 777X programs have near break-even gross margins as of September 30, 2026. The level of profitability on these programs will be subject to several factors. These factors include supply chain shortages, production disruption due to labor and supply chain instability, customer considerations, delivery timing and negotiations, further production rate adjustments for these programs or other commercial aircraft programs, and any change in the accounting quantity. For the 777X program, these factors also include aircraft certification requirements and timing, resolution of the engine durability issue, flight test discoveries, design changes, and change incorporation on completed aircraft. One or more of these factors could result in higher than expected abnormal costs and/or additional reach-forward losses in future periods.
787 Program We increased the accounting quantity by 100 units during the three months ended March 31, 2026, due to the program's normal progress of obtaining additional orders and delivering airplanes. During the fourth quarter of 2025, we began increasing the production rate to eight per month. We continued to work toward stabilizing production during the first quarter of 2026. We briefly slowed the factory in April 2026 due to supply chain shortages. The factory recovered in May, and we have now stabilized at eight per month enabled by continued supply chain and factory recovery. During the third quarter of 2026, we decided to delay planned production rate increases with the next increase beyond eight per month now planned to begin in December 2026. Subsequent increases in production rates will be enabled by the completion of expansion projects underway in our Charleston facility and the ability of our supply chain to support higher rates. Delays in planned production rate increases are adversely affecting our financial position, results of operations and cash flows.
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
There is ongoing uncertainty with respect to final program-level spending for the DoW, NASA and other government agencies for FY27 and beyond. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our financial position, results of operations and/or cash flows.
The non-U.S. market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories. BDS expects that it will continue to have a wide range of opportunities across Asia, Europe and the Middle East given the diverse regional threats. At September 30, 2026, 23% of BDS backlog was attributable to non-U.S. customers.

Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Revenues	$23,017	$19,817	$7,935	$6,902
Earnings from operations	$710	$379	$492	$114
Operating margins	3.1%	1.9%	6.2%	1.7%
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
Deliveries of new-build production units, including remanufactures and modifications, were as follows:

	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
F/A-18 Models	7	12	2	3
F-15 Models	6	7	2	3
CH-47 Chinook (New)	7	1	2
CH-47 Chinook (Renewed)	4	9	1	2
AH-64 Apache (New)	11	14	3	8
AH-64 Apache (Remanufactured)	36	28	12	7
MH-139 Grey Wolf	6	6	1	1
P-8 Models	2	4		2
KC-46 Tanker	15	9	7	4
Commercial Satellites	4	4	3	2
Total	98	94	33	32
Revenues
BDS revenues for the nine months ended September 30, 2026, increased by $3,200 million compared with the same period in 2025. The increase was primarily due to increased revenues on proprietary and weapons programs, KC-46A programs, and the acquisition of Spirit's defense business. Revenue was further increased by $445 million lower net unfavorable cumulative contract catch-up adjustments compared to the prior year comparable period.
BDS revenues for the three months ended September 30, 2026, increased by $1,033 million compared with the same period in 2025. The increase was primarily due to increased revenues on proprietary and weapons programs, KC-46A, and the acquisition of Spirit's defense business. Revenues were further increased by $310 million lower unfavorable cumulative contract catch-up adjustments than the comparable period in the prior year.
Earnings From Operations
BDS earnings from operations for the nine months ended September 30, 2026, was $710 million, compared with earnings from operations of $379 million in the same period in 2025. The $331 million increase in earnings is primarily due to a $252 million gain recognized on the sale of an equity method investment, higher volume compared to the prior year, and $29 million less net unfavorable cumulative catch-up adjustments, partially offset by higher general and administrative expense. The cumulative catch-up adjustment includes $312 million of losses on VC-25B in 2026 partially offset by $149 million of losses on KC-46A in 2025.
BDS earnings from operations for the three months ended September 30, 2026, was $492 million compared with earnings from operations of $114 million in the same period in 2025. The $378 million increase in earnings is primarily due to a $252 million gain recognized on the sale of an equity method investment and lower net unfavorable cumulative catch-up adjustments of $135 million.
BDS earnings from operations includes our share of loss from equity method investments of $11 million and $15 million for the nine and three months ended September 30, 2026, compared with earnings of $30 million and $10 million for the same periods in 2025.
Backlog
BDS backlog was $100,505 million at September 30, 2026 compared with $84,786 million as of December 31, 2025. The increase reflects the timing of awards, partially offset by revenue recognized on contracts awarded in prior periods.
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

Global Services
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Revenues	$16,288	$15,714	$5,574	$5,370
Earnings from operations	$2,958	$2,930	$1,019	$938
Operating margins	18.2%	18.6%	18.3%	17.5%
Revenues
BGS revenues for the nine months ended September 30, 2026 increased by $574 million compared with the same period in 2025, primarily due to higher commercial and government services revenue, partially offset by the absence of $969 million of revenue as a result of the Digital Aviation Solutions Divestiture. The net favorable impact of cumulative contract catch-up adjustments for the nine months ended September 30, 2026, was $18 million higher than the net unfavorable impact in the prior year comparable period.
BGS revenues for the three months ended September 30, 2026 increased by $204 million compared with the same period in 2025, primarily due to higher commercial and government services revenue, partially offset by the absence of $337 million of revenue as a result of the Digital Aviation Solutions Divestiture. The net unfavorable impact of cumulative contract catch-up adjustments for the three months ended September 30, 2026 was $33 million higher than the net favorable impact in the prior year comparable period.
Earnings From Operations
BGS earnings from operations for the nine months ended September 30, 2026 increased by $28 million compared with the same period in 2025 primarily due to higher government and commercial services revenue, partially offset by the absence of $229 million of earnings as a result of the Digital Aviation Solutions Divestiture. A 2026 gain on asset disposition offset a similar gain on asset disposition in 2025. The net unfavorable impact of cumulative contract catch-up adjustments for the nine months ended September 30, 2026 was $22 million lower than the net unfavorable impact in the prior year comparable period. The Digital Aviation Solutions Divestiture and ongoing disruption in one of our distribution businesses resulting from the transition to a new enterprise resource planning system in late 2025 contributed to the year-over-year reduction in operating margins.
BGS earnings from operations for the three months ended September 30, 2026 increased by $81 million compared with the same period in 2025 primarily due higher commercial and government services revenue, partially offset by the absence of $84 million of earnings as a result of the Digital Aviation Solutions Divestiture. The net unfavorable impact of cumulative contract catch-up adjustments for the three months ended September 30, 2026 was $34 million higher than the net favorable impact in the prior year comparable period.
Backlog
BGS total backlog increased from $29,720 million at December 31, 2025 to $32,725 million at September 30, 2026, primarily due to the timing of awards, partially offset by revenue recognized on contracts awarded in prior years.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Nine months ended September 30
	2026	2025
Net loss	($551)	($5,982)
Non-cash items	3,517	8,259
Changes in assets and liabilities	(285)	(2,543)
Net cash provided/(used) by operating activities	2,681	(266)
Net cash provided/(used) by investing activities	3,853	(5,901)
Net cash used by financing activities	(8,620)	(812)
Effect of exchange rate changes on cash and cash equivalents	5	39
Net decrease in cash & cash equivalents, including restricted	(2,081)	(6,940)
Less net decrease in cash & cash equivalents classified as Assets held for sale	41
Cash & cash equivalents, including restricted, at beginning of year	11,663	13,822
Cash & cash equivalents, including restricted, at end of period	$9,541	$6,882
Operating Activities Net cash provided by operating activities was $2.7 billion during the nine months ended September 30, 2026, compared with cash used of $0.3 billion during the same period in 2025, primarily driven by favorable changes in working capital.
Non-cash items for the nine months ended September 30, 2026, was $3.5 billion compared with $8.3 billion during the same period in 2025, primarily driven by a $4,899 million reach-forward loss on the 777X program recorded during the nine months ended September 30, 2025.
Changes in assets and liabilities during the nine months ended September 30, 2026, improved by $2.3 billion compared with the same period in 2025, primarily driven by favorable changes in Advances and progress billings ($10.2 billion) and Accounts payable ($1.9 billion), partially offset by unfavorable changes in Inventories ($6.6 billion) and Accrued liabilities ($2.1 billion). The change in Advances and progress billings was primarily driven by higher advances and progress billings at BCA and BDS. The changes in Accounts payable and Inventories reflect increased production in our commercial airplanes business. The change in Accrued liabilities reflects the payments made during the third quarter of 2026 pursuant to the May 2025 non-prosecution agreement with the U.S. Department of Justice. See Note 19 for additional discussion.
Payables related to suppliers who elected to participate in supply chain financing programs increased by $0.2 billion during the nine months ended September 30, 2026 and decreased by $0.8 billion during the nine months ended September 30, 2025.
Investing Activities Net cash provided by investing activities during the nine months ended September 30, 2026, was $3.9 billion, compared with net cash used of $5.9 billion during the same period in 2025. The increase in cash provided was primarily due to net proceeds from investments of $6.9 billion in 2026 compared with net contributions to investments of $3.7 billion in 2025. During the nine months ended September 30, 2026 and 2025, capital expenditures were $3.0 billion and $2.0 billion. We continue to expect capital expenditures in 2026 to be higher than in 2025.
Financing Activities Net cash used by financing activities was $8.6 billion during the nine months ended September 30, 2026, compared with net cash used of $0.8 billion during the same period in 2025, primarily due to $7.8 billion higher net repayments.
As of September 30, 2026, the total debt balance was $45.9 billion, down from $54.1 billion at December 31, 2025. At September 30, 2026, $4.6 billion of debt was classified as short-term.

Capital Resources
At September 30, 2026, we had $9.5 billion of cash, $11.2 billion of short-term investments, and $10.0 billion of unused borrowing capacity on revolving credit line agreements. In August 2026, we entered into a $3 billion, 364-day revolving credit agreement expiring in August 2027 (the 2027 Revolving Credit Agreement) and amended our $3 billion, five-year and $4 billion, five-year revolving credit agreements. The 2027 Revolving Credit Agreement replaced the $3 billion, 364-day revolving credit agreement which terminated in August 2026. It has a one-year term out option which allows us to extend the maturity of any borrowings until August 2028. The $3 billion, five-year agreement, as amended, is now scheduled to terminate in August 2029, and the $4 billion, five-year agreement, as amended, is now scheduled to terminate in May 2030. We anticipate that these credit lines will primarily serve as back-up liquidity to support our general corporate borrowing needs. We continue to be in compliance with all covenants contained in our debt and credit facility agreements.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $1,201 million at September 30, 2026. For additional information, see Note 11 to our Condensed Consolidated Financial Statements.

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
The FAS/CAS service cost adjustment recognized in Earnings/(loss) from operations were benefits of $460 million and $150 million for the nine and three months ended September 30, 2026, compared with $787 million and $268 million for the same periods in 2025. The lower benefits in 2026 were primarily due to reductions in allocated pension cost year over year. The non-operating pension expense included in Other income, net was $223 million and $76 million for the nine and three months ended September 30, 2026, compared with income of $127 million and $42 million for the same periods in 2025. The higher expense in 2026 was primarily due to higher amortization of net actuarial losses and lower expected return on plan assets, partially offset by lower interest costs. For further discussion of pension and other postretirement costs see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 and 29 of our 2025 Annual Report on Form 10-K.
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

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2026	2025	2026	2025
Revenues	$70,965	$65,515	$24,188	$23,270
Earnings/(loss) from operations, as reported	$958	($4,496)	$354	($4,781)
Operating margins	1.3%	(6.9)%	1.5%	(20.5)%

Pension FAS/CAS service cost adjustment (1)	($277)	($588)	($92)	($198)
Postretirement FAS/CAS service cost adjustment (1)	(183)	(199)	(58)	(70)
FAS/CAS service cost adjustment (1)	($460)	($787)	($150)	($268)
Core operating earnings/(loss) (non-GAAP)	$498	($5,283)	$204	($5,049)
Core operating margins (non-GAAP)	0.7%	(8.1)%	0.8%	(21.7)%

Diluted loss per share, as reported	($1.04)	($8.25)	($0.26)	($7.14)
Pension FAS/CAS service cost adjustment (1)	(0.35)	(0.78)	(0.12)	(0.26)
Postretirement FAS/CAS service cost adjustment (1)	(0.23)	(0.26)	(0.07)	(0.09)
Non-operating pension expense/(income)(2)	0.28	(0.17)	0.10	(0.06)
Non-operating postretirement income (2)	(0.03)	(0.02)	(0.01)	(0.01)
Provision for deferred income taxes on adjustments (3)	0.07	0.26	0.02	0.09
Core loss per share (non-GAAP)	($1.30)	($9.22)	($0.34)	($7.47)

Diluted weighted average common shares outstanding (in millions)	790.4	756.7	792.7	759.9
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

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2026 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information about purchases we made during the quarter ended September 30, 2026, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
7/1/2026 thru 7/31/2026	13,344	$216.06
8/1/2026 thru 8/31/2026	12,170	229.61
9/1/2026 thru 9/30/2026	435	209.22
Total	25,949	$222.30
(1)A total of 25,949 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

10.1
364-Day Credit Agreement, dated as of August 24, 2026, among The Boeing Company for itself and on behalf of its Subsidiaries, as a Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and Citibank, N.A. and JPMorgan Chase Bank N.A., as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 24, 2026)

10.2
Amendment No. 1 and Extension, dated as of August 24, 2026, to Five-Year Credit Agreement, dated as of May 15, 2024, among The Boeing Company for itself and on behalf of its Subsidiaries, as a Borrower, the Lenders party thereto, Citibank N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and Citibank, N.A. and JPMorgan Chase Bank N.A., as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 24, 2026)

10.3
Amendment No. 1 and Extension, dated as of August 24, 2026, to Five-Year Credit Agreement, dated as of August 24, 2023, among The Boeing Company for itself and on behalf of its Subsidiaries, as a Borrower, the Lenders party thereto, Citibank N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and Citibank, N.A. and JPMorgan Chase Bank N.A., as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 24, 2026)

10.4	Deferred Compensation Plan for Directors of The Boeing Company, as amended and restated effective August 19, 2026*

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

22	Subsidiary Guarantor and Issuer of Guaranteed Securities

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

October 27, 2026	/s/ Michael J. Cleary
(Date)	Michael J. Cleary
Senior Vice President and Controller